Form 10QSB
period 1996-03-31
GOLF TECHNOLOGY HOLDING INC
filed 1996-05-13
CIK 938605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

   (Mark One)
   [X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 1996

   [ ]  Transition report pursuant Section 13 or 15(d) of the Exchange Act of
        1934

   For the transition period from                      to

   Commission file number  0-26344

                          Golf Technology Holding, Inc.
            (Exact Name of Small Business Issuer as Specified in Its Charter)

                       Idaho                              59-3303066
   (State or Other Jurisdiction of                     (I.R.S. Employer ID #)
    Incorporation or Organization)

      13000 Sawgrass Village Circle, #30, Ponte Vedra Beach, Florida 32082
                  (Address of Principal Executive Offices)

                                  904/273-8772
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X          No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        Yes                No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: $.001 par value Common Stock - 3,918,408 as of May 9, 1996



                                  Page 1 of 15
                   Exhibit Index begins on sequential Page 14

                          GOLF TECHNOLOGY HOLDING, INC.

                                      INDEX


                                                                         Page
                                                                       Number
                         PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

               Balance Sheet as of March 31, 1996  . . . . . . . . . . .    3

               Statements of Operations for the three month
                  periods ended March 31, 1996 and 1995  . . . . . . . .    4

               Statements of Cash Flows for the three month periods ended
                  March 31, 1996 and 1995  . . . . . . . . . . . . . . .    5

               Notes to Financial Statements . . . . . . . . . . . . . .    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . .    9

                   PART II - OTHER INFORMATION AND SIGNATURES

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   12

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                         PART I.  FINANCIAL INFORMATION

                                     ITEM 1
                          GOLF TECHNOLOGY HOLDING, INC.
                                  BALANCE SHEET

                                                             March 31,
         Assets                                                 1996
                                                             (Unaudited)

   Current assets:
      Accounts receivable
         Trade                                              $227,270
         Employees                                             3,328
                                                            --------
                                                             230,598

      Inventories                                            274,736
      Other current assets                                   105,177
                                                            --------
            Total current assets                             610,511
                                                            --------
   Property and equipment, at cost:
      Furniture and fixtures                                  42,687
      Machinery and equipment                                345,162
      Leasehold improvements                                  45,814
                                                            --------
                                                             433,663
      Less accumulated depreciation                           87,489
                                                            --------
                                                             346,174

   Notes receivable from related parties, net                 34,105
   Certificates of deposits, restricted                       47,771
   Deposits                                                  287,032
   Other assets                                               27,791
                                                            --------
            Total assets                                  $1,353,384
                                                           =========
      Liabilities and Stockholders' Equity (Deficit)

   Current liabilities:
      Bank Overdraft                                           4,725
      Notes payable                                          650,000
      Notes payable to related parties                       295,000
      Accounts payable                                     1,374,237
      Accrued liabilities                                     80,128
                                                           ---------
            Total current liabilities                      2,404,090
                                                           ---------

   Stockholders' equity (deficit):
      Preferred stock, Series A 9% Cumulative
         Convertible, $.001 par value per share;
         aggregate involuntary liquidation
         preference of $2,012,404 ($5.17 share),
         5,000,000 shares authorized                             390
      Common stock, $.001 par value, 25,000,000
         shares authorized                                     3,883
      Additional paid-in capital                           3,982,624
      Accumulated deficit                                 (5,037,603)
                                                         -----------
            Total stockholders' equity (deficit)          (1,050,706)
                                                         -----------

            Total liabilities and stockholders'
             equity (deficit)                             $1,353,384
                                                           =========

   See accompanying notes to financial statements.

                          GOLF TECHNOLOGY HOLDING, INC.
                            STATEMENTS OF OPERATIONS

                                                 Three months ended
                                                        March 31,
                                                   1996        1995
                                                       (Unaudited)

   Net Sales                                     $551,070   $271,851
   Cost of sales                                  187,172    117,836
                                                 --------    -------
         Gross profit                             363,898    154,015

   Selling and marketing expenses                 591,773    377,216
   General and administrative expenses            525,316    247,918
   Research and development costs                 144,925     83,379
                                                 --------    -------
         Operating income (loss)                 (898,116)  (554,498)
                                                 --------    -------
   Other income (expense):
      Interest income                                 884      5,843
      Interest expense                                (26)       (64)
      Other, net                                    5,211      3,187
                                                 --------    -------
                                                    6,069      8,966

         Net income (loss) before income taxes   (892,047)  (545,532)

   Income taxes                                       -          -
                                                 --------   --------
         Net income (loss)                       (892,047) ($545,532)

   Preferred stock cumulative dividends           (64,404)       -
                                                 --------   --------

   Net income (loss) for common stockholders    $(956,451)  (545,532)
                                                 ========   ========
   Net income (loss) per average
     outstanding common share                      $(0.25)     (0.15)
                                                 ========   ========

   Average outstanding common shares            3,775,796  3,718,408
                                                =========  =========


   See accompanying notes to financial statements.

                          GOLF TECHNOLOGY HOLDING, INC.
                            STATEMENTS OF CASH FLOWS

                                                   Three months ended
                                                        March 31,
                                                    1996        1995
                                                       (unaudited)

   Cash flows from operating activities:
      Net loss                                  $(892,047) ($545,532)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
            Depreciation and amortization          16,899      8,682
            Write-off of note receivable
            Changes in operating assets
              and liabilities:
               Accounts receivable - trade       (112,855)  (134,727)
               Accounts receivable - employees     10,596     (5,993)
               Inventories                       (111,117)   (17,827)
               Other current assets and
                 other assets                      15,350    (67,219)
               Deposits                          (118,061)    11,348
               Accounts payable and
                 accrued liabilities              377,136    215,729
                                                ---------   --------
                   Net cash used in operating
                     activities                  (814,099)  (535,539)
                                                ---------   --------

   Cash flows from investing activities:
      Investment in certificates of
        deposit, restricted                          (388)      (202)
      Notes receivable due from
        related parties                            (7,235)   (87,436)
      Capital expenditures                        (24,113)   (69,810)
                                                 --------   --------
               Net cash used in investing
                 activities                       (31,736)  (157,448)
                                                 --------   --------
   Cash flows from financing activities:
      Bank Overdraft                                4,725        -
      Notes payable                               495,000        -
      Net proceeds from issuance of
        preferred and common stock                320,200        -
      Deferred costs related to preferred
        stock offering                                -      (42,125)
      Collection of account receivable -
        related party                                 -      137,638
                                                  -------   --------
               Net cash provided by
                 financing activities             819,925     95,513
                                                  -------   --------

               Net change in cash                 (25,910)  (597,474)

   Cash balance, beginning of period               25,910    658,754
                                                  -------   --------
   Cash balance, end of period                   $    -       61,280
                                                  =======   ========



   See accompanying notes to financial statements.

                          GOLF TECHNOLOGY HOLDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      1. The Company. Golf Technology Holding, Inc. (the "Company") designs, manufactures and markets Snake Eyes/R/ golf clubs. Snake Eyes/R/ are tour-quality golf clubs marketed to the premium-priced segment of the golf equipment market.

      The predecessor to the Company's operating subsidiary, Golf-Tec Holding, Inc. ("Golf-Tec"), was formed as a Florida corporation in June 1993 under the name Golf-Tec, Inc. to manufacture and market a line of golf clubs to be developed by its sole stockholder and director. Golf-Tec was formed as a Florida corporation in May 1994 to become the parent company of Golf-Tec Inc., which was merged into Golf-Tec in October 1994.

      During the first quarter of 1995, Golf-Tec was acquired by THO2 and Rare Metals Exploration, Inc., an Idaho corporation incorporated in June 1963 ("THO2"), pursuant to a voluntary share exchange effected between Golf-Tec's stockholders and THO2 on a one-for-one share basis. THO2 changed its name to Golf-Technology Holding, Inc. in connection with the share exchange. Subsequent to the acquisition, the former shareholders of Golf-Tec have the right to an ownership interest in 3,468,337 of 3,883,408, or 89%, of the Company's outstanding shares of common stock.

      As of March 31, 1996, 2,343,334 of 3,468,337, or 68%, of Golf Tec's
   outstanding shares of common stock have been exchanged for 2,343,334 of 3,883,408, or 60%, of the Company's outstanding shares of common stock. Management anticipates that the remaining 1,125,003, or 32%, of Golf-Tec's outstanding shares of common stock will be exchanged for shares in the Company.

      For accounting purposes, the acquisition has been treated as a recapitalization of Golf-Tec with Golf-Tec as the acquirer. THO2 had zero net tangible assets (no assets or liabilities) at the date of acquisition. The historical financial statements prior to 1995 are those of Golf-Tec, except the number of shares outstanding have been retroactively restated to reflect the shares outstanding after the recapitalization.

      2. Basis of Presentation. The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 1, 1996.

      3. Liquidity and Capital Resources. The Company has financed its operations and investment in assets principally through the sale of equity securities and is currently offering Common Stock to private investors. The Company has incurred operating losses since its inception.

      The negative working capital at March 31, 1996 and, more specifically, the bank overdraft and receivables total of $225,873 compared to total current liabilities total of $2,399,365 cause serious concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. Based on communications with the Company's investment banker and with prospective investors, the Company believes that it will raise sufficient capital which, together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, it is not certain that the Company will be able to raise all the capital it needs. In addition, if the capital is raised, management projects that the Company will be profitable and will have positive cash flow from operations in 1996 based on current sales order and expense levels.

      4. Notes Receivable. The Company has made advances to a shareholder of the Company of $26,870 in 1994. The advances do not bear interest and are due upon demand; however, the Company does not intend to demand repayment of the advances prior to January 1, 1997. Accordingly, the outstanding balance at March 31, 1996 has been classified as long term.

      5. Representation Agreements. The Company has representation agreements with seventeen PGA Tour members. The Company has agreed to pay certain incentives based upon performance under the agreements, including minimum annual compensation totaling $793,333, $243,750 and $15,000 for 1996, 1997 and 1998, respectively; 2,500 shares of the Company's common capital stock for 1996; five year stock options for 10,000 shares of the Company's common capital stock; bonuses of $10,000 to $50,000 per win of an official PGA Tour event, the Masters, the U.S. Open or the British Open; bonuses up to $20,000 and $40,000 based on a member's ranking on the PGA Tour Money List for 1996 and 1997, respectively; and, bonuses up to $40,000 and $100,000 based on a member's percentage of PGA Tour earnings for 1996 and 1997, respectively. The Company incurred expenses for representation agreements of $197,000 for the three months ended March 31, 1996, and $536,250 in 1995.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following management's discussion and analysis of financial condition and results of operations addresses the performance of the Company for the three month periods ended March 31, 1995 and 1996 (unaudited) and should be read in conjunction with the Company's Financial Statements (including the notes thereto) appearing elsewhere in this document. As the Company's acquisition of Golf-Tec has been accounted for as a recapitalization, the discussion below refers to the operations of Golf-Tec and its subsidiary, Golf-Tec, Inc., prior to the share exchange as those of the Company on a consolidated basis.

   In June 1995, one of the Company's vendors, which polishes and chromes clubheads, had a work slowdown due to labor contract negotiations. The same vendor had a work stoppage in July 1995. This happened at a time when the Company's sales orders were exceeding projections. This situation resulted in the Company receiving only limited product shipments during the second half of 1995, with only slight increases during the first three months of 1996, and therefore, the Company was able to ship and invoice only a small number of orders during that period. During the same period, the Company's sales orders continued to climb, and as of March 31, 1996, the Company had sales orders of approximately $3,089,381. The Company has recently developed a relationship with two additional polishing and chroming vendors and is now receiving product from three vendors. The Company now projects it will be current in shipping orders by August, 1996.

   For the Three Months Ended March 31, 1996

      The Company's net sales (unaudited) for the three month period ending March 31, 1996 and 1995 were $551,100 and $271,900, respectively.
   Management attributes the increase in sales for the three months ended March 31, 1996 to the national marketing efforts made during 1995, as well as the limited increase in product availability beginning in January, 1996.

      The Company's gross profit for the three months ended March 31, 1996 was $363,900 compared to $154,000 for the three months ended March 31, 1995. The increase is attributed to the national marketing efforts made during 1995, as well as the limited increase in product availability beginning in January, 1996.

      Operations resulted in net losses of $892,000 and $545,500 for the three months ended March 31, 1996 and March 31, 1995, respectively. The net loss for the three months ended March 31, 1995 is attributable primarily to the beginning of a national advertising campaign which included monthly major magazine advertising as well as weekly television advertising on ESPN.

      The significant operating loss incurred during the three months ended March 31, 1996 was primarily due to four factors: research and development costs, tour player contract expenses, increased staffing, and shortage of deliverable product. Research and development costs increased from $83,400 for the three months ended March 31, 1995 to $145,000 for the same period in 1996. These costs were expended primarily on the development of the Snake Eyes/R/ Driver, which was introduced to the market in April 1996. Tour player contract expenses increased from $85,000 for the three months ended March 31, 1995 to $197,000 for the same period in 1996. General and administrative expenses were $525,300 for the three months ended March 31, 1996, up from $248,000 for the same period in 1995. The majority of this increase was due to the adding of new employees in the administration and production departments to handle the increased order volume, and the increase in professional fees which was related to the offering of securities and the related disclosures. The Company experienced a shortage of deliverable product due to a lack of deliveries from a primary vendor as noted in the previous discussion of revenues. Although there was an increase in product flow and availability beginning January, 1996, the level of product flow was not adequate to meet shipping requirements until April, 1996.

   Liquidity and Capital Resources

      The negative working capital at March 31, 1996 and, more specifically, the bank overdraft and receivables total of $225,873 compared to total current liabilities total of $2,399,365 cause serious concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. Based on communications with the Company's investment banker and with prospective investors, the Company believes that it will raise sufficient capital which, together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, it is not certain that the Company will be able to raise all the capital it needs. In addition, if the capital is raised, management projects that the Company will be profitable and will have positive cash flow from operations in 1996 based on current sales order and expense levels.


                   PART II.  OTHER INFORMATION AND SIGNATURES


   Item 6.Exhibits and Reports on Form 8-K


   A. Exhibits:

      11.   Computation of Earnings Per Share

      27.   Financial Data Schedule

   B. Reports on Form 8-K:

      None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           GOLF TECHNOLOGY HOLDING, INC.



   DATE:  May 10, 1996                     By:   /s/ Harold E. Hutchins
                                                 Harold E. Hutchins, Vice
                                                 President and Chief
                                                 Financial Officer

                          PART III.  INDEX TO EXHIBITS


      Exhibit 11       Computation of Earnings Per Share

      Exhibit 27       Financial Data Schedule