Form 10QSB
period 1996-06-30
GOLF TECHNOLOGY HOLDING INC
filed 1996-08-14
CIK 938605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

   (Mark One)
   [X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 1996

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

                        Yes                No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: $.001 par value Common Stock - 4,043,408 as of August 7, 1996

                          GOLF TECHNOLOGY HOLDING, INC.

                                      INDEX


                                                                        Page
                                                                       Number
                         PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

               Balance Sheet as of June 30, 1996 . . . . . . . . . . . .    3

               Statements of Operations for the three month and six
                  month periods ended June 30, 1996 and 1995 . . . . . .    4

               Statements of Cash Flows for the six month periods ended
                  June 30, 1996 and 1995 . . . . . . . . . . . . . . . .    5

               Notes to Financial Statements . . . . . . . . . . . . . .    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . .   10

                   PART II - OTHER INFORMATION AND SIGNATURES

   Item 2.   Changes in Securities   . . . . . . . . . . . . . . . . . .   14

   Item 3.   Defaults Upon Senior Securities   . . . . . . . . . . . . .   14

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   15

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                         PART I.  FINANCIAL INFORMATION

                                     ITEM 1
                          GOLF TECHNOLOGY HOLDING, INC.
                                  BALANCE SHEET


                                                   June 30,
     Assets                                          1996
                                                 (Unaudited)
   Current assets:
     Cash                                        $1,993,532
     Accounts receivable
        Trade                                     1,407,178
        Employees                                    54,278
                                                  ---------
                                                  1,461,456

     Inventories                                    796,347
     Other current assets                           252,624
                                                  ---------
           Total current assets                   4,503,959
                                                  ---------

   Property and equipment, at cost:
     Furniture and fixtures                          42,687
     Machinery and equipment                        638,670
     Leasehold improvements                          45,814
     Vehicles                                        24,480
                                                  ---------
                                                    751,651

     Less accumulated depreciation                  118,216
                                                  ---------
                                                    633,435

   Notes receivable from related parties             34,105
   Certificates of deposits, restricted             182,771
   Deposits                                         408,420
   Other assets                                      41,359
                                                   --------
           Total assets                          $5,804,049
                                                  =========


     Liabilities and Stockholders' Equity

   Current liabilities:

     Notes payable                                  100,000
     Notes payable to related parties               212,500
     Accounts payable                               654,969
     Accrued liabilities                             94,303
                                                  ---------
           Total current liabilities              1,061,772
                                                  ---------
   Stockholders' equity:
     Preferred stock, Series A 9% Cumulative
       Convertible, $.001 par value per share;
       aggregate involuntary liquidation
       preference of $2,097,917 ($5.38 share),
       4,990,000 shares authorized
       389,000 shares issued and outstanding            390
     Preferred stock, Series B Convertible,
       $.001 par value per share; aggregate
       involuntary liquidation preference of
       $9,231,000 ($1,000.00 share),
       10,000 shares authorized 9,231 shares
       issued and outstanding                             9
     Common stock, $.001 par value,
       25,000,000 shares authorized 4,043,408
       shares issued and outstanding                  4,043
     Additional paid-in capital                   9,698,682
     Accumulated deficit                         (4,960,847)
                                                  ---------
           Total stockholders' equity             4,742,277
                                                  ---------

           Total liabilities and
             stockholders' equity                $5,804,049
                                                  =========


   See accompanying notes to financial statements.

                          GOLF TECHNOLOGY HOLDING, INC.
                            STATEMENTS OF OPERATIONS


                                Three months ended    Six months ended
                                     June 30,             June 30,
                                 1996       1995      1996         1995
                                     (Unaudited)          (Unaudited)

   Net Sales                 $1,989,936    545,462 $2,541,006     817,313
   Cost of sales                717,945    145,779    905,117     263,615
                              ---------  ---------  ---------   ---------
       Gross profit           1,271,991    399,683  1,635,889     553,698

   Selling and marketing
    expenses                    713,404    727,306  1,305,177   1,104,522
   General and administra-
    tive expenses               446,046    237,914    971,362     485,832
   Research and development
    costs                        38,044    171,780    182,969     255,159
                              ---------  ---------  ---------   ---------
       Operating income (loss)   74,497   (737,317)  (823,619) (1,291,815)
                              ---------  ---------  ---------   ---------
   Other income (expense):
     Interest income             12,435      1,154     13,319       6,997
     Interest expense           (26,912)      (627)   (26,938)       (691)
     Other, net                  16,736      2,405     21,947       5,592
                              ---------  ---------  ---------   ---------
                                  2,259      2,932      8,328      11,898

       Net income (loss) before
          income taxes           76,756   (734,385)  (815,291) (1,279,917)

   Income taxes                     -          -          -           -
                              ---------  ---------  ---------   ---------
       Net income (loss)         76,756   (734,385)  (815,291) (1,279,917)

   Preferred stock cumulative
    dividends                   (43,710)       -      (87,172)        -
                              ---------  ---------  ---------   ---------
   Net income (loss) for
    common stockholders       $  33,046   (734,385) $(902,463) (1,279,917)
                               ========  =========  =========   =========
   Net income (loss) per
    average outstanding
    common share:

    Primary:

      Net income (loss)       $    0.01      (0.20) $   (0.23)      (0.34)
                               ========  =========  =========   =========
      Weighted average shares
        outstanding           6,206,109  3,718,408  3,898,107   3,718,408
                              =========  =========  =========   =========

    Fully diluted:

      Net income (loss)       $    0.01      (0.20) $   (0.23)      (0.34)
                               ========  =========  =========   =========
      Weighted average shares
        outstanding           6,214,602  3,718,408  3,898,107   3,718,408
                              =========  =========  =========   =========


   See accompanying notes to financial statements.

                          GOLF TECHNOLOGY HOLDING, INC.
                            STATEMENTS OF CASH FLOWS


                                                    Six months ended
                                                        June 30,
                                                  1996          1995
                                                       (unaudited)

   Cash flows from operating activities:
     Net loss                                  $(815,291)  (1,279,917)
     Adjustments to reconcile net loss to
       net cash used in operating
       activities:
         Depreciation and amortization            47,626       19,001
         Changes in operating assets
            and liabilities:
          Accounts receivable - trade         (1,292,763)    (241,603)
          Accounts receivable - employees        (40,354)      (8,596)
          Inventories                           (632,728)    (100,444)
          Other current assets and other
            assets                              (145,665)     (41,856)
          Deposits                              (239,449)     (57,572)
          Accounts payable and accrued
            liabilities                         (327,957)     541,675
                                               ---------    ---------
               Net cash used in operating
                 activities                   (3,446,581)  (1,169,312)
                                               ---------    ---------
   Cash flows from investing activities:
     Investment in certificates of deposit,
       restricted                               (135,388)        (202)
     Notes receivable from related
       parties                                    (7,235)     (87,436)
     Capital expenditures                       (342,101)    (155,438)
                                               ---------    ---------
               Net cash used in investing
                 activities                     (484,724)    (243,076)
                                               ---------    ---------
   Cash flows from financing activities:

     Notes payable                              (137,500)      50,000
     Net proceeds from issuance of preferred
       and common stock                        6,036,427      640,426
     Deferred costs related to preferred
       stock offering                                -        (42,125)
     Collection of account receivable -
       related party                                 -        137,638
                                               ---------    ---------
               Net cash provided by
                 financing activities          5,898,927      785,939
                                               ---------    ---------
               Net increase (decrease)
                 in cash                       1,967,622     (626,449)

     Cash balance, beginning of period            25,910      658,754
                                               ---------    ---------
     Cash balance, end of period              $1,993,532       32,305
                                               =========    =========


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

     During the first quarter of 1995, Golf-Tec was acquired by THO2 and Rare Metals Exploration, Inc., an Idaho corporation incorporated in June 1963 ("THO2"), pursuant to a voluntary share exchange effected between Golf-Tec's stockholders and THO2 on a one-for-one share basis. THO2 changed its name to Golf-Technology Holding, Inc. in connection with the share exchange. Subsequent to the acquisition, the former shareholders of Golf-Tec have the right to an ownership interest in 3,468,337 of 4,043,408, or 86%, of the Company's outstanding shares of common stock.

     As of June 30, 1996, 2,343,334 of 3,468,337, or 68%, of Golf Tec's
   outstanding shares of common stock have been exchanged for 2,343,334 of 4,043,408, or 58%, of the Company's outstanding shares of common stock. Management anticipates that the remaining 1,125,003, or 32%, of Golf-Tec's outstanding shares of common stock will be exchanged for shares in the Company.

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

     3. Liquidity and Capital Resources. The Company has financed its operations and investment in assets principally through the sale of equity securities. The Company has incurred operating losses from its inception through March 31, 1996. Net income was generated in the three months ended June 30, 1996.

     The Company sold 9,231 shares of Series B Preferred Stock to an overseas investor in May, 1996. This cash infusion, as discussed in Note 6, has significantly contributed to the working capital at June 30, 1996, and has addressed previous concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. The Company believes that it has raised sufficient capital which, together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years.

     4. Notes Receivable. The Company has made advances to a shareholder of the Company of $34,105. The advances do not bear interest and are due upon demand; however, the Company does not intend to demand repayment of the advances prior to July 1, 1997. Accordingly, the outstanding balance at June 30, 1996 has been classified as long term.

     5. Representation Agreements. The Company has representation agreements with seventeen PGA Tour members. The Company has agreed to pay certain incentives based upon performance under the agreements, including minimum annual compensation totaling $793,333, $243,750 and $15,000 for 1996, 1997 and 1998, respectively; 2,500 shares of the Company's common capital stock for 1996; five year stock options for 10,000 shares of the Company's common capital stock; bonuses of $10,000 to $50,000 per win of an official PGA Tour event, the Masters, the U.S. Open or the British Open; bonuses up to $20,000 and $40,000 based on a member's ranking on the PGA Tour Money List for 1996 and 1997, respectively; and, bonuses up to $40,000 and $100,000 based on a member's percentage of PGA Tour earnings for 1996 and 1997, respectively. The Company incurred expenses for representation agreements of $407,000 and $202,200 for the six months ended June 30, 1996, and 1995 respectively.

     6. Series B Preferred Stock. On May 17, 1996, the Board of Directors of the Company, adopted a resolution which created a Series B Preferred Stock. On May 20, 1996, 9,231 shares of its $1,000.00 face value Series B Preferred Stock were issued, at a discount of $3,081,000, for net proceeds, including brokers fees of $1,051,372, of approximately $5,098,628.

   The holder of each issued and outstanding share of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors of the Company, out of the assets at the time legally available for such purpose, dividends at a rate of $32.50 per share per annum. No dividends shall be declared and paid on the Series B Preferred Stock unless all accrued but unpaid dividends on the Company's existing class of Series A Preferred Stock have been declared and paid in cash. Such dividends are not cumulative. If all shares of Series B Preferred Stock have not been converted into common stock by April 30, 1997, such dividends shall begin to accumulate on all shares of Series B Preferred Stock which remain outstanding at such time and are payable on April 30, 1997.

   Upon liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock are entitled to receive liquidation distributions equivalent to $1,000.00 per share before any distribution to holders of Common Stock. The liquidation preference of the Series B Preferred Stock shall be junior in right of payment to the liquidation preference of the Company's existing class of Series A Preferred Stock.

   The Series B Preferred Stock is convertible at any time commencing forty-five (45) days after the last day on which there is an original issuance of the Series B Preferred Stock. The conversion price equals the lesser of the average closing bid price for the five days prior to conversion, or $6.05, but not less than $4.00 (the floor conversion price). The floor conversion price is eliminated on October 1, 1996.

   Each share of Series B Preferred Stock outstanding on December 31, 1997 automatically shall be converted into Common Stock on such date at the conversion price then in effect.

         7. Earnings per share. Primary and fully diluted earnings per share for the three months ended June 30, 1996 are based on weighted average common shares and share equivalents outstanding. Common share equivalents include dilutive options and warrants, Series B preferred stock, and certain convertible debt.

   In computing fully diluted earnings per share, the conversion of the Series A preferred stock was not assumed as the effect would be anti-dilutive.

   The following table presents information necessary to calculate earnings per share for the three month period ended June 30, 1996:

                                             Primary      Fully Diluted
    Shares outstanding:

         Weighted average outstanding       4,010,307       4,010,307

         Share equivalents                  2,195,802       2,204,195
                                            ---------       ---------
         Adjusted outstanding               6,206,109       6,214,502

    Net income                                 76,756          76,756

    Series A preferred stock cumulative
     dividends                                (43,710)        (43,710)
                                              -------         -------
    Net income for common stockholders        $33,046         $33,046
                                              =======         =======

    Net income per common share                 $0.01           $0.01
                                                =====           =====

   For the three months ended June 30, 1995 and the three and six months ended June 30, 1996 and 1995, the loss per share, assuming full dilution, are considered to be the same as primary since the effect of the common stock equivalents would be anti-dilutive.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis of financial condition and results of operations addresses the performance of the Company for the three and six month periods ended June 30, 1996 and 1995 (unaudited) and should be read in conjunction with the Company's Financial Statements (including the notes thereto) appearing elsewhere in this document. As the Company's acquisition of Golf-Tec has been accounted for as a recapitalization, the discussion below refers to the operations of Golf-Tec and its subsidiary, Golf-Tec, Inc., prior to the share exchange as those of the Company on a consolidated basis.

   In June 1995, one of the Company's vendors, which polishes and chromes clubheads, had a work slowdown due to labor contract negotiations. The same vendor had a work stoppage in July 1995. This happened at a time when the Company's sales orders were exceeding projections. This situation resulted in the Company receiving only limited product shipments during the second half of 1995, with only slight increases during the first three months of 1996, and therefore, the Company was able to ship and invoice only a small number of orders during that period. During the same period, the Company's sales orders continued to climb, and as of March 31, 1996, the Company had sales orders of approximately $3,089,381. The Company has recently developed a relationship with two additional polishing and chroming vendors and is now receiving product from three vendors. Product availability has increased beginning April, 1996. As a result the Company reduced its backlog by 48% from March 31, 1996 to June 30, 1996.

   The Snake Eyes/R/ Driver was introduced to the market in April, 1996. The demand of the Snake Eyes/R/ Driver exceeds the current production capacity. At June 30, 1996, the Company had sales orders of approximately 7,000 Snake Eyes/R/ Drivers. The Company believes it will be able to be current in shipping and invoicing Snake Eyes/R/ Drivers by October, 1996.

   For the Six Months Ended June 30, 1996

     The Company's net sales (unaudited) for the six month period ending
   June 30, 1996 and 1995 were $2,541,000 and $817,300, respectively.
   Management attributes the increase in sales for the six months ended June 30, 1996 to the increase in product availability beginning in April, 1996. This allowed the Company to reduce its backlog by 48% from March 31, 1996 to June 30, 1996.

     The Company's gross profit (and gross profit margin) for the six months ended June 30, 1996 was $1,635,900 (68%) compared to $553,700 (64%) for the six months ended June 30, 1995. The increase in the gross profit is attributed to the increase in product availability beginning in April, 1996.

     Operations resulted in net losses of $815,300 and $1,279,900 for the six months ended June 30, 1996 and June 30, 1995, respectively. The net loss for the six months ended June 30, 1995 is attributable primarily to the beginning of a national advertising campaign which included monthly major magazine advertising as well as weekly television advertising on ESPN.

     The operating loss incurred during the six months ended June 30, 1996 was primarily due to three factors: tour player contract expenses, increased staffing, and shortage of deliverable product. Tour player contract expenses increased from $202,200 for the six months ended June
   30, 1995 to $406,900 for the same period in 1996. General and administrative expenses were $971,400 for the six months ended June 30, 1996, up from $485,800 for the same period in 1995. The majority of this increase was due to the adding of new employees in the administration departments to handle the increased order volume. Also, the general and administrative expenses of the Company's manufacturing plant, located in Michigan, are included as General and Administrative expenses beginning April, 1996. Prior to this date, these costs were included in Research and Development, as the Snake Eyes/R/ Driver was still in the development stage. The Company experienced a shortage of deliverable product due to a lack of deliveries from a primary vendor as noted in the previous discussion of revenues. Although there was an increase in product flow and avail-ability beginning January, 1996, the level of product flow was not adequate to meet shipping requirements until April, 1996.

   For the Three Months Ended June 30, 1996

     The Company's net sales (unaudited) for the three month period ending June 30, 1996 and 1995 were $1,989,900 and $545,500, respectively.
   Management attributes the increase in sales for the three months ended
   June 30, 1996 to the increase in product availability beginning in April, 1996. This allowed the Company to reduce its backlog by 48% from March 31, 1996 to June 30, 1996.

     The Company's gross profit (and gross profit margin) for the three months ended June 30, 1996 was $1,272,000 (64%) compared to $399,700 (73%) for the three months ended June 30, 1995. The decrease in gross profit margin is attributed to the increase in freight costs for both receiving raw materials as well as shipping product. Also, additional labor costs were incurred for overtime due to the efforts the Company made during this period to reduce its backlog.

     Operations resulted in net income of $76,800 and net loss of $734,400 for the three months ended June 30, 1996 and June 30, 1995, respectively. The net loss for the three months ended June 30, 1995 is attributable primarily to the beginning of a national advertising campaign which included monthly major magazine advertising as well as weekly television advertising on ESPN.

     The net income generated during the three months ended June 30, 1996 was primarily affected by three factors: significant increase in deliverable product, increased staffing, and reduction of research and
   development costs.   The Company experienced a significant increase in
   deliverable product, as noted in the previous discussion of revenues. General and administrative expenses were $446,000 for the three months ended June 30, 1996, up from $237,900 for the same period in 1995. The majority of this increase was due to the adding of new employees in the administration departments to handle the increased order volume. Also, the general and administrative expenses of the Company's manufacturing plant, located in Michigan, are included as General and Administrative expenses beginning April, 1996. Prior to this date, these costs were included in Research and Development, as the Snake Eyes/R/ Driver was still in the development stage. Research and developments costs were $38,000 for the three months ended June 30, 1996, down from $171,800 for the same period in 1995. The research and development costs incurred during this period of 1995 were related to the development of the Snake Eyes/R/ Driver. The decrease in these expenses is primarily related to introducing the Snake Eyes/R/ Driver to the market in April, 1996.

   Liquidity and Capital Resources

     The Company sold 9,231 shares of Series B Preferred Stock to an overseas investor in May, 1996. This cash infusion, as discussed in Part II, Item 2, has significantly contributed to the working capital at June 30, 1996, and has addressed previous concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. The Company believes that it has raised sufficient capital which, together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years.

                   PART II.  OTHER INFORMATION AND SIGNATURES


   Item 2.   Changes in Securities

     On May 17, 1996, the Board of Directors of the Company, adopted a resolution which created a Series B Preferred Stock. On May 20, 1996, 9,231 shares of its $1,000.00 face value Series B Preferred Stock were issued, at a discount of $3,081,000 for net proceeds, including brokers fees of $1,051,372, of approximately $5,098,628.

   The holder of each issued and outstanding share of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors of the Company, out of the assets at the time legally available for such purpose, dividends at a rate of $32.50 per share per annum. No dividends shall be declared and paid on the Series B Preferred Stock unless all accrued but unpaid dividends on the Company's existing class of Series A Preferred Stock have been declared and paid in cash. Such dividends are not cumulative. If all shares of Series B Preferred Stock have not been converted into common stock by April 30, 1997, such dividends shall begin to accumulate on all shares of Series B Preferred Stock which remain outstanding at such time and are payable on April 30, 1997.

   Upon liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock are entitled to receive liquidation distributions equivalent to $1,000.00 per share before any distribution to holders of Common Stock. The liquidation preference of the Series B Preferred Stock shall be junior in right of payment to the liquidation preference of the Company's existing class of Series A Preferred Stock.

   The Series B Preferred Stock is convertible at any time commencing forty-five (45) days after the last day on which there is an original issuance of the Series B Preferred Stock. The conversion price equals the lesser of the average closing bid price for the five days prior to conversion, or $6.05, but not less than $4.00 (the floor conversion price). The floor conversion price is eliminated on October 1, 1996.

   Each share of Series B Preferred Stock outstanding on December 31, 1997 automatically shall be converted into Common Stock on such date at the conversion price then in effect.

   The certificate of designation for the Series B Preferred Stock is included in Exhibit 3, and describes, in detail, the dividend rights, liquidation preference, conversion dates and conversion prices for the Series B Preferred Stock.

   Item 3.  Defaults Upon Senior Securities

     The Company has Series A Cumulative Preferred Stock dividends in arrears of $149,917 as of June 30, 1996. To date, the Company has not paid dividends. The arrearage for Series A Cumulative Preferred Stock dividends is $168,169 as of August 7, 1996.


   Item 6.  Exhibits and Reports on Form 8-K


   A.   Exhibits:

         3.   Articles of Incorporation, as amended

         4. Subscription Agreement for Series B Preferred Stock, including Registration Rights Agreement as Exhibit E thereto

        11.   Computation of Earnings Per Share

        27.   Financial Data Schedule

   B.   Reports on Form 8-K:

        None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           GOLF TECHNOLOGY HOLDING, INC.


   DATE:  August 7, 1996                   By:  /s/ Harold E. Hutchins
                                                Harold E. Hutchins, Vice
                                                President and Chief Financial
                                                Officer

                          PART III.  INDEX TO EXHIBITS


      Exhibit  3  Articles of Incorporation, as amended

      Exhibit 4 Subscription Agreement for Series B Preferred Stock, including Registration Rights Agreement as Exhibit E thereto

      Exhibit 11  Computation of Earnings Per Share

      Exhibit 27  Financial Data Schedule