Form 10QSB
period 1996-09-30
GOLF TECHNOLOGY HOLDING INC
filed 1996-11-14
CIK 938605

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

   (Mark One)
   [X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 1996

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

                   Yes                No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: $.001 par value Common Stock - 4,049,408 as of November 10, 1996

                    GOLF TECHNOLOGY HOLDING, INC.

                                INDEX


                                                                Page
                                                              Number
                    PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

               Balance Sheet as of September 30, 1996              3

               Statements of Operations for the three month
                  and nine month periods ended September 30,
                  1996 and 1995                                    4

               Statements of Cash Flows for the nine month
                  periods ended September 30, 1996 and 1995        5

               Notes to Financial Statements                       6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  10

              PART II - OTHER INFORMATION AND SIGNATURES

   Item 3.   Defaults Upon Senior Securities                      14

   Item 6.   Exhibits and Reports on Form 8-K                     14

   Signatures                                                     15

                         PART I.  FINANCIAL INFORMATION

                                     ITEM 1

                           GOLF TECHNOLOGY HOLDING, INC.

                                   Balance Sheet




                                                         September 30,
            Assets                                           1996
                                                          (Unaudited)
Current assets:
  Cash                                                    $   113,328
  Accounts receivable
      Trade                                                 1,325,011
      Employees                                                26,972
                                                           ----------
                                                            1,351,983

  Inventories                                               1,279,752
  Other current assets                                        165,870
                                                           ----------
         Total current assets                               2,910,933
                                                           ----------
Property and equipment, at cost:
  Furniture and fixtures                                       61,286
  Machinery and equipment                                     941,772
  Leasehold improvements                                       45,814
  Vehicles                                                     79,811
                                                           ----------
                                                            1,128,683
  Less accumulated depreciation                               173,713
                                                           ----------
                                                              954,970

Notes receivable from related parties                          34,105
Certificates of deposits, restricted                          182,771
Deposits                                                      283,026
Other assets                                                   87,443
                                                           ----------
         Total assets                                     $ 4,453,248
                                                           ==========

  Liabilities and Stockholders' Equity

Current liabilities:

  Notes payable                                               101,584
  Notes payable to related parties                            212,500
  Accounts payable                                          1,080,813
  Accrued liabilities                                         202,163
                                                           ----------
         Total current liabilities                          1,597,060
                                                           ----------

Stockholders' equity:
  Preferred stock, Series A 9% Cumulative Convertible,
      $.001 par value per share; aggregate involuntary
      liquidation preference of $2,141,627 ($5.50 share),
      4,990,000 shares authorized, 389,600 shares issued
      and outstanding                                             390
  Preferred stock, Series B Convertible,
      $.001 par value per share; aggregate involuntary
      liquidation preference of $9,231,000 ($1,000.00
      share), 10,000 shares authorized, 9,231 shares
      issued and outstanding                                        9
  Common stock, $.001 par value, 25,000,000 shares
     authorized, 4,049,408 shares issued and outstanding        4,049
  Additional paid-in capital                                9,618,676
  Accumulated deficit                                      (6,766,936)
                                                           ----------
         Total stockholders' equity                         2,856,188
                                                           ----------


         Total liabilities and stockholders' equity       $ 4,453,248
                                                           ==========


See accompanying notes to financial statements.

                                     GOLF TECHNOLOGY HOLDING, INC.

                                       Statements of Operations
                                              Three months ended       Nine months ended
                                                 September 30,           September 30,
                                              1996           1995     1996           1995

Net Sales                                 $   767,158      196,376  $ 3,308,164    1,013,689
Cost of sales                                 447,917      109,936    1,353,034      373,551
                                           ----------      -------   ----------    ---------
      Gross profit                            319,241       86,440    1,955,130      640,138

Selling and marketing expenses              1,493,439      503,118    2,798,616    1,607,640
General and administrative expenses           644,903      310,873    1,616,265      796,705
Research and development costs                 21,980      171,474      204,949      438,054
                                           ----------      -------   ----------    ---------

      Operating income (loss)              (1,841,081)    (899,025)  (2,664,700)  (2,202,261)
                                           ----------      -------   ----------    ---------

Other income (expense):
   Interest income                             11,398        1,234       24,717        8,231
   Interest expense                                (2)          -       (26,940)        (691)
   Allowance for note receivable                  -       (378,034)         -       (378,034)
   Other, net                                  23,596        2,802       45,543        8,394
                                           ----------      -------   ----------    ---------
                                               34,992     (373,998)      43,320     (362,100)

      Net income (loss) before
         income taxes                      (1,806,089)  (1,273,023)  (2,621,380)  (2,564,361)

Income taxes                                    -              -          -            -
                                           ----------      -------   ----------    ---------
      Net income (loss)                    (1,806,089)  (1,273,023) ($2,621,380) ($2,564,361)


Preferred stock cumulative
    dividends                                 (43,710)     (26,408)    (130,882)     (26,408)
                                           ----------      -------   ----------    ---------

Net income (loss) for
   common stockholders                    $(1,849,799)  (1,299,431) $(2,752,262)  (2,590,769)
                                           ==========    =========   ==========    ==========

Net income (loss) per average
  outstanding common share:
   Primary:
      Net income (loss)                   $     (0.27)       (0.35)       (0.49)       (0.70)
                                           ==========    =========   ==========    ==========
      Weighted average shares
         outstanding                        6,959,722    3,721,125    5,647,209     3,719,327
                                           ==========    =========   ==========    ==========
   Fully Diluted:
      Net income (loss)                   $     (0.27)       (0.35)       (0.49)        (0.70)
                                           ==========    =========   ==========    ==========
      Weighted average shares
         outstanding                        6,898,432    3,721,125    5,629,577     3,719,327
                                           ==========    =========   ==========    ==========


See accompanying notes to financial statements.

                GOLF TECHNOLOGY HOLDING, INC.

                 Statements of Cash Flows


                                                       Nine months ended
                                                         September 30,
                                                       1996          1995
                                                          (unaudited)

Cash flows from operating activities:
    Net loss                                     $  (2,621,380)   (2,564,361)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
          Depreciation and amortization                103,123        34,731
          Allowance for note receivable                   -          378,034
          Changes in operating assets and
           liabilities:
            Accounts receivable - trade             (1,210,596)     (124,948)
            Accounts receivable - employees            (13,048)         (493)
            Inventories                             (1,116,133)     (107,074)
            Other current assets and other
		assets                                (104,995)      (79,766)
            Deposits                                  (114,055)     (239,449)
            Accounts payable and accrued
              liabilities                              205,747       691,247
                                                     ---------     ---------
                Net cash used in operating
                 activities                         (4,871,337)   (1,772,630)
                                                     ---------     ---------

Cash flows from investing activities:
    Investment in certificates of deposit,
      restricted                                      (135,388)         (875)
    Notes receivable from related parties               (7,235)     (128,119)
    Capital expenditures                              (719,133)     (243,838)
                                                     ---------     ---------
                Net cash used in investing
                  activities                          (861,756)     (372,832)
                                                     ---------     ---------

Cash flows from financing activities:

    Notes payable                                     (135,916)      140,000
    Net proceeds from issuance of preferred
       and common stock                              5,956,427     1,219,276
    Collection of account receivable -
       related party                                     -           137,638
                                                     ---------     ---------
                Net cash provided by
                  financing activities               5,820,511     1,496,914
                                                     ---------     ---------
                Net increase (decrease)
                  in cash                               87,418      (648,548)


    Cash balance, beginning of period                   25,910       658,754
                                                     ---------     ---------

    Cash balance, end of period                     $  113,328        10,206
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

        During the first quarter of 1995, Golf-Tec was acquired by THO2 and Rare Metals Exploration, Inc., an Idaho corporation incorporated in September 1963 ("THO2"), pursuant to a voluntary share exchange effected between Golf-Tec's stockholders and THO2 on a one-for-one share basis. THO2 changed its name to Golf-Technology Holding, Inc. in connection with the share exchange. Subsequent to the acquisition, the former shareholders of Golf-Tec have the right to an ownership interest in 3,468,337 of 4,049,408, or 86%, of the Company's outstanding shares of common stock.

        As of September 30, 1996, 2,343,334 of 3,468,337, or 68%, of
   Golf Tec's outstanding shares of common stock have been exchanged for 2,343,334 of 4,049,408, or 58%, of the Company's outstanding shares of common stock. Management anticipates that the remaining 1,125,003, or 32%, of Golf-Tec's outstanding shares of common stock will be exchanged for shares in the Company.

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

        3. Liquidity and Capital Resources. The Company has financed its operations and investment in assets principally through the sale of equity securities. The Company has incurred operating losses from its inception through September 30, 1996.

        The Company issued 6,000 shares of Common Stock and a promissory note in the amount of $55,000 to a director of the Company. In October 1996, the company issued $650,000 of debt to an overseas investor. These cash infusions have contributed to the working capital of the Company; however concerns exist about the Company's liquidity and its ability to continue operations at current levels and expand its product lines.

        Although not certain, the Company believes that it has the ability to raise sufficient capital which, together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years.

        4. Notes Receivable. The Company has made advances to a shareholder of the Company of $34,105. The advances do not bear interest and are due upon demand; however, the Company does not intend to demand repayment of the advances prior to December 31, 1997. Accordingly, the outstanding balance at September 30, 1996 has been classified as long term.

        5. Representation Agreements. The Company has representation agreements with seventeen PGA Tour members. The Company has agreed to pay certain incentives based upon performance under the agreements, including minimum annual compensation totaling $793,333, $243,750 and $15,000 for 1996,
   1997 and 1998, respectively; 2,500 shares of the Company's common capital stock for 1996; five year stock options for 10,000 shares of the Company's common capital stock; bonuses of $10,000 to $50,000 per win of an official PGA Tour event, the Masters, the U.S. Open or the British Open; bonuses up to $20,000 and $40,000 based on a member's ranking on the PGA Tour Money List for 1996 and 1997, respectively; and, bonuses up to $40,000 and $100,000 based on a member's percentage of PGA Tour earnings for 1996 and 1997, respectively. The Company incurred expenses for representation agreements of $615,375 and $343,890 for the nine months ended September 30, 1996, and 1995 respectively.

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

   The Series B Preferred Stock is convertible at any time commencing forty-five (45) days after the last day on which there is an original issuance of the Series B Preferred Stock. The conversion price equals the lesser of the average closing bid price for the five days prior to conversion or $6.05.

   Each share of Series B Preferred Stock outstanding on December
   31, 1997 automatically shall be converted into Common Stock on such date at the conversion price then in effect.

        7. Earnings per share. Primary and fully diluted earnings per share for the nine months ended September 30, 1996 are based on weighted average common shares and share equivalents outstanding. Common share equivalents include dilutive options and warrants, Series B preferred stock, and certain convertible debt.

   In computing fully diluted earnings per share, the conversion of the Series A preferred stock was not assumed as the effect would be anti-dilutive.

   The following table presents information necessary to calculate earnings per share for the three month period ended September 30, 1996:

                                            Primary      Fully
                                                         Diluted

   Shares outstanding:
        Weighted average outstanding        4,043,475    4,043,475
        Share equivalents                   2,916,247    2,854,957
                                           ----------   ----------
        Adjusted outstanding                6,959,722    6,898,432

   Net income                              (1,806,089)  (1,806,089)

   Series A preferred stock
    cumulative dividends                      (43,710)     (43,710)
   Net income for common stockholders     $(1,849,799) $(1,849,799)
                                           ==========   ==========
   Net income per common share            $      (.27) $      (.27)


   For the three months ended September 30, 1995 and the three and nine months ended September 30, 1996 and 1995, the loss per share, assuming full dilution, are considered to be the same as primary since the effect of the common stock equivalents would be anti-dilutive.

   Item 2.Management's Discussion and Analysis of Financial
   Condition and Results of
   Operations

        The following management's discussion and analysis of financial condition and results of operations addresses the performance of the Company for the three and nine month periods ended September 30, 1996 and 1995 (unaudited) and should be read in conjunction with the Company's Financial Statements (including the notes thereto) appearing elsewhere in this document. As the Company's acquisition of Golf-Tec has been accounted for as a recapitalization, the discussion below refers to the operations of Golf-Tec and its subsidiary, Golf-Tec, Inc., prior to the share exchange as those of the Company on a consolidated basis.

   In June 1995, one of the Company's vendors, which polishes and chromes clubheads, had a work slowdown due to labor contract negotiations. The same vendor had a work stoppage in July 1995. This happened at a time when the Company's sales orders were exceeding projections. This situation resulted in the Company receiving only limited product shipments during the second half of 1995, with only slight increases during the first three months of 1996, and therefore, the Company was able to ship and invoice only a small number of orders during that period. During the same period, the Company's sales orders continued to climb, and as of March 31, 1996, the Company had sales orders of approximately $3,089,381. The Company has developed a relationship with two additional polishing and chroming vendors and is now receiving product from three vendors. Product availability has improved, beginning April, 1996.

   The Snake Eyes/R/ Driver was introduced to the market in April, 1996. The demand of the Snake Eyes/R/ Driver exceeds the current production capacity. At September 30, 1996, the Company had sales orders of approximately 6,500 Snake Eyes/R/ Drivers. The Company is establishing a significant vendor relationship that will allow the Company to improve the availability of Snake Eyes/R/ Drivers and reduce overhead cost. This relationship should be fully implemented by December of 1996.

   The Company believes it will be able to be current in shipping and invoicing Snake Eyes/R/ Drivers by December, 1996.


   For the Nine Months Ended September 30, 1996

        The Company's net sales (unaudited) for the nine month period ending September 30, 1996 and 1995 were $3,308,164 and $1,013,700 respectively. Management attributes the increase in sales for the nine months ended September 30, 1996 to the increase in product availability beginning in April, 1996.

        The Company's gross profit (and gross profit margin) for the nine months ended September 30, 1996 was $1,955,130 (59%) compared to $640,100 (63%) for the nine months ended September
   30, 1995.

        Operations resulted in net losses of $2,664,700 and $2,202,261 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The operating loss incurred during the nine months ended September 30, 1996 was primarily due to four factors: tour player contract expenses, advertising expenses, increased staffing, and shortage of deliverable product. Tour player contract expenses increased from $343,890 for the nine months ended September 30, 1995 to $615,375 for the same period in 1996. Advertising expenses were $1,441,980 for the nine months ended September 30, 1996, up from $897,280 for the same period in 1995. General and administrative expenses were $1,616,265 for the nine months ended September 30, 1996, up from $796,705 for the same period in 1995. The majority of this increase was due to the adding of new employees in the administration departments to handle the increased order volume. Also, the general and administrative expenses of the Company's manufacturing plant, located in Michigan, are included as General and Administrative expenses beginning April, 1996. Prior to this date, these costs were included in Research and Development, as the Snake Eyes/R/ Driver was still in the development stage. The Company experienced a shortage of deliverable product due to a lack of deliveries from a primary vendor as noted in the previous discussion of revenues. Although there was an increase in product flow and availability beginning January, 1996, the level of product flow was not adequate to meet shipping requirements until April, 1996.

        Other expenses reported for the nine months ended September 30, 1995 include a bad debt write off of $378,000 for an uncollectible note receivable and advances to a former employee. These funds were loaned to Donald R. Cook, to keep his company in business while it helped to develop the Snake Eyes/R/ Driver product. The Company expected to eventually purchase the assets of Mr. Cook's company, Sunshine Sports, Inc., but was unable to do so due to unreported liabilities and various liens on said assets.

   For the Three Months Ended September 30, 1996

        The Company's net sales (unaudited) for the three month period ending September 30, 1996 and 1995 were $767,160 and $196,380, respectively. Management attributes the increase in sales for the three months ended September 30, 1996 to the increase in product availability beginning in April, 1996.

        The Company's gross profit (and gross profit margin) for the three months ended September 30, 1996 was $319,240 (42%) compared to $86,440 (44%) for the three months ended September 30, 1995.

        Operations resulted in net losses of $1,841,100 and $899,030 for the three months ended September 30, 1996 and September 30, 1995, respectively. The net loss for the three months ended September 30, 1995 is attributable primarily to the beginning of a national advertising campaign which included monthly major magazine advertising as well as weekly television advertising on ESPN.

        The net loss realized during the three months ended September 30, 1996 was primarily affected by major advertising and marketing expenses without adequate deliverable product. Advertising expenses were $717,300 for the three months ended September 30, 1996, up from $154,830 for the same period in 1995.

        Other expenses reported for the three months ended September 30, 1995 include a bad debt write off of $378,000 for an uncollectible note receivable and advances to a former employee. These funds were loaned to Donald R. Cook, to keep his company in business while it helped to develop the Snake Eyes/R/ Driver product. The Company expected to eventually purchase the assets of Mr. Cook's company, Sunshine Sports, Inc., but was unable to do so due to unreported liabilities and various liens on said assets.

   Liquidity and Capital Resources

        The Company has financed its operations and investment in assets principally through the sale of equity securities. The
   Company has incurred operating losses from its inception through September 30, 1996.

        The Company issued 6,000 shares of Common Stock and issued a promissory note in the amount of $55,000 to a director of the Company. In October 1996, the company issued $650,000 of debt to an overseas investor. These cash infusions have contributed to the working capital of the Company; however concerns exist about the Company's liquidity and its ability to continue operations at current levels and expand its product lines.

        Although not certain, the Company believes that it has the ability to raise sufficient capital which, together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years.

              PART II.  OTHER INFORMATION AND SIGNATURES

   Item 3.Defaults Upon Senior Securities

        The Company has Series A Cumulative Preferred Stock dividends in arrears of $194,107 as of September 30, 1996. To date, the Company has not paid dividends. The arrearage for Series A Cumulative Preferred Stock dividends is $213,801 as of November 10, 1996.


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


                                      GOLF TECHNOLOGY HOLDING, INC.



   DATE:  November 10, 1996                By:/s/ Harold E. Hutchins
                                                  Harold E. Hutchins
                                                  Vice President, Chief
                                                  Operating Officer and
                                                  Chief Financial Officer


                     PART III.  INDEX TO EXHIBITS


        Exhibit 11     Computation of Earnings Per Share

        Exhibit 27     Financial Data Schedule