Form 10KSB
period 1996-12-31
GOLF TECHNOLOGY HOLDING INC
filed 1997-04-01
CIK 938605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number 0-26344

                           GOLF-TECHNOLOGY HOLDING, INC.
                 (Name of Small Business Issuer in its charter)

                 Idaho                               59-3303066
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

      13000 Sawgrass Village Circle, Suite 30, Ponte Vedra Beach, FL 32082
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number:  904/273-8772

    Securities registered under Section 12(b) of the Securities Exchange Act:

       Title of each class                  Name of each exchange
                                             on which registered

          None                                     None

    Securities registered under Section 12(g) of the Securities Exchange Act:

                          Common Stock $0.001 par value
                                (Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and
   (2) has been subject to such filing requirements for the past 90 days.
   Yes    X             No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $3,544,183

     State the aggregate market value of the voting stock held by non-affiliates of the registrant on March, 31, 1997 computed by reference to the price at which the stock was sold on that date:$10,058,030 (based on shares traded on the NASDAQ Small Cap Exchange on said date)

   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
   State the number of shares of each of the issuer's classes of common equity, as of March 31, 1997: 4,722,080 shares of common stock.


   PART I

   Item 1.     Description of Business

   General

     Golf-Technology Holding, Inc., an Idaho corporation, formerly known as THO2 and Rare Metals Exploration, Inc. (the "Company"), through its subsidiary, Golf-Tec Holding, Inc. ("Golf-Tec"), designs, manufactures, and markets "Snake Eyes" golf clubs. "Snake Eyes" is the Company's registered brand and logo. Snake Eyes/R/ golf clubs are tour-quality golf clubs marketed to the premium-priced segment of the golf equipment market (see "Business Strategy" and "Competition" below). The Company's initial products, the Snake Eyes/R/ Sand Wedge, Pitching Wedge, and Lob Wedge, have been praised in a number of international golf publications and are used by a number of PGA Tour players. The Company began distribution of the Snake Eyes/R/ Driver in 1996. The Company has substantially completed the development of a full set of ten irons and fairway woods. The design of these products has been completed, and the Company is currently engineering the manufacturing process. Distribution of the complete set of irons and fairway woods is expected to begin in late 1997. Sales of fairway woods are not expected to be a material part of the Company's revenue in 1997.

   Golf-Tec, Inc., the predecessor to the Company's operating subsidiary Golf-Tec was formed as a Florida corporation in June 1993 to manufacture and market a line of golf clubs to be developed by Ernest R. Vadersen. Mr. Vadersen has over 19 years of experience in designing and assembling custom golf clubs for professional and serious amateur golfers. During those years, Mr. Vadersen served as a consultant on equipment design and golf product marketing to some of golf's largest equipment manufacturers including Spalding, MacGregor, Hogan and Yamaha.

   Golf-Tec was formed as a Florida corporation in May 1994 to become the parent company of Golf-Tec, Inc., and in October 1994, Golf-Tec, Inc., the subsidiary, merged into its parent, Golf-Tec. Golf-Tec in turn became a majority-owned subsidiary of THO2 and Rare Metals Exploration, Inc., an Idaho corporation incorporated in June 1963 ("THO2"), pursuant to a voluntary share exchange effected between Golf-Tec's stockholders and THO2 during the first quarter of 1995. THO2 changed its name to Golf-Technology Holding, Inc. in connection with the share exchange, and its only business is the design, manufacture and marketing of golf clubs.
   (See "Business Strategy").

   Share Exchange and Company's Prior Business

     The Company's subsidiary, Golf-Tec, entered into an agreement dated as of December 29, 1994 providing for Golf-Tec to become a wholly owned subsidiary of the Company (then known as THO2) pursuant to a statutory share exchange, with the stockholders of Golf-Tec being entitled to receive approximately 93% of the Company's Common Stock immediately following the exchange. Pursuant to such agreement, the members of the Company's Board of Directors assumed their positions in December 1994. Thereafter, the transaction was restructured as a voluntary share exchange effected only with the shareholders of Golf-Tec as a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933. The purpose and effect of the share exchange was for Golf-Tec to become the subsidiary of a shell corporation having publicly tradable shares and for Golf-Tec's shareholders to become shareholders of a public company as a result. As of December 31, 1996, the holders of approximately 68% of Golf-Tec's common stock have elected to exchange their Golf-Tec shares for the Company's Common Stock. As a result, 68% of Golf-Tec's common stock is owned by the Company and the remaining 32% is owned by stockholders who have not yet responded to the exchange offer. Because there is no market for Golf-Tec's common stock, management of the Company believes that all Golf-Tec stockholders will elect to exchange their shares for the Company's Common Stock.

   THO2 initially was organized as a mining company but is believed to have engaged in only sporadic activity and to have been dormant for the last several years. Prior to the share exchange, it had 490 stockholders of record, who owned 250,071 shares of Common Stock, all of which were retained in the share exchange and are eligible for resale in the open market. These shares constitute approximately 5.7% of the Company's outstanding Common Stock. THO2 had no assets, liabilities or operations at the time of the share exchange.

   Management's knowledge about THO2's prior business is extremely limited. Management has no way of knowing whether there is any basis for a contingent liability arising out of acts or omissions of the Company prior to the share exchange, such as a tax liability or an environmental claim relating to any real property to which the Company may have held title many years ago. While management does not believe that any such contingent liabilities exist, there can be no assurance that any possible contingent liabilities resulting from the Company's prior business history have not yet been cut off by applicable statutes of limitations. Because management knows very little about THO2's prior business, it has no basis for determining likely sources of contingent liabilities and therefore has no basis for determining when applicable statutes of limitation would run.

   The Golfing Industry

     Management believes the game of golf is continuing to grow in popularity and that the golf equipment industry is necessarily growing right along with it. Domestically, an aging and increasingly affluent baby boomer generation is taking up golf. Industry data indicate that there are currently in excess of 30 million golfers in the U.S. The Company believes that this pattern of growth is also occurring internationally in Europe, Australia, Asia and especially in Japan.

   To service the equipment needs of golfers, there are more than 100 domestic and international manufacturers of golf clubs. Many of these companies manufacture low-priced entry-level clubs for the mass market, typically sold in department stores, discount chains and general sporting goods outlets. Other companies, including the Company, manufacture clubs for golfers who seek to purchase premium-priced, tour-quality golf equipment.

   Over the past 25 years, golf club design and manufacturing processes have changed rapidly. New materials technologies, along with advances in modeling, testing and manufacturing techniques, have resulted in the introduction of new club designs. The Company believes the most significant impact on the industry was the introduction of golf irons manufactured using the casting process as opposed to the traditional forging process. The Company further believes that the casting process is used by over 90% of golf club manufacturers because it is much cheaper than forging. It is common industry knowledge that cast golf clubs have porosity, or air bubbles in the metal.

   The Company believes that irons made from forging are superior to those that are cast. The number one iron used by more pros on the PGA Tour than any other iron is forged, not cast. The Company has developed relationships that will enable it to produce forged golf clubs at very strict tolerance levels. These processes eliminate much of the labor intensive grinding processes used in the traditional forged golf club industry.

   Business Strategy

     The Company's strategy is to expand its product line to include a full range of golf clubs and accessories. The Company believes that its association with members of the pro tours allow it unique access to the pacesetters of the golfing world and that the acceptance of the Company's products by such persons will greatly help the Company's marketing efforts.

   The Company will continue to target the high-quality segment of the golf consumer market and to access that segment through innovative tour-quality design, tour-quality manufacturing and distinctive marketing. Management believes that the Company has demonstrated the ability to implement this strategy by the current success of its tour-quality Snake Eyes/R/ wedges. See "Management's Discussion and Analysis."

     Tour Quality Image. The Company continues to focus on building and maintaining the tour-quality image associated with the brand name. The Company maintains this image, in part, through its interaction with approximately 14 PGA Tour, Senior PGA Tour and Nike Tour players with whom the Company maintains a contractual relationship with terms ranging from twelve to thirty-six months. (A sample contract is included as an exhibit to this document.)

   Players' contracts require players to endorse Snake Eyes/R/ brand logo worldwide, play specific clubs that has been established and make "best efforts" to play new Snake Eyes clubs including Snake Eyes/R/ drivers. The Company utilizes its player staff to test research and development clubs under actual playing conditions. Player feedback plays a key role in new product design and development.

   The Company is exploring other channels in order to broaden its Tour Player base. This includes engaging players currently playing the European Tour. Further, the Company is looking to build future Tour Player representation through its Collegiate Program. The Collegiate Program introduces the Company's equipment to the next generation of Tour Players.

   The Company's Tour representatives are required to sit on the player's advisory board for equipment and, in most cases, wear golf shirts and head gear displaying the Company's logo. These players are as follows:

    Name                  Tour             Tour
                                           Wins

    Bill Kratzert         PGA Tour           4

    Andy Bean             PGA Tour          11

    Doug Tewell           PGA Tour           4

    John Mahaffey         PGA Tour          10

    Mark Hayes            PGA Tour           3

    Skip Kendall          PGA Tour           -

    Marco Dawson          PGA Tour           -

    Doug Barron           PGA Tour           -

    Mark Carnevale        NIKE Tour          2

    Clark Dennis          NIKE Tour          -

    Carl Paulson          NIKE Tour          -

    Bruce Devlin          Senior PGA Tour    9

    Bob Dickson           Senior PGA Tour    2

    Will Sowles           Senior PGA Tour    5

   Tour acceptance is further evidenced by the Darrell Survey, which is the official club count of both the PGA Tour and the Senior PGA Tour. The Darrell Survey is conducted on the first tee on the first day of competition at each tournament site. The surveys list the individual players who used the wedges during specific tournament play. Sand wedges, as defined by the survey, include lob wedges. Snake Eyes wedges represents approximately 10% of all wedges played by PGA and Senior PGA tour player in 1996. The Darrell Survey numbers vary from week to week due to the weekly changes in the field of players and changes in the individual players' club preferences. There is no guarantee that any player listed in the survey as playing a particular club will play the same club in subsequent events. Reference to the Darrell Survey is intended for the sole purpose of providing a basis and context for the term "acceptance" as used in this document.

   There exists a degree of risk associated with making PGA Tour players' usage of the Company's products as a basis for advertising. Tour players' preferences and loyalties and their performance and ratings may change from time to time. The Company is aware of this risk and has advertising campaigns designed to educate the consumer on the technical and performance characteristics of its products. These campaigns will be used in place of the Tour acceptance campaigns should the need arise.

   Research and Development

     The Company is engaged in continuing materials research and product development. All clubhead designs are initiated by Ernest R. Vadersen, the Company's Chairman and Chief Executive Officer. Mr. Vadersen's clubhead designs have been used to win many major championships around the world for over nineteen years. Mr. Vadersen directs all product development projects utilizing a team comprised of senior and middle management. The Company is dedicated to the continuing research and development of improved production techniques and metallurgical advances.

   Products currently in the development stage are a complete set of ten irons, and three fairway woods. The irons will be introduced in mid 1997, and the fairway woods will be introduced in late 1997. Product design has been completed on the irons and is in process on the fairway woods. The Company is currently engineering the manufacturing process on the irons.

   The Company's expenses for research and development in 1996 and 1995 were $517,000 and $620,000 respectively. A substantial portion of these costs were related primarily to design and development of the Snake Eyes/R/ Driver.

   The design of new golf equipment is greatly influenced by rules and interpretations of the United States Golf Association (USGA). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. The Company's product design and development process involves coordination with the USGA staff regarding such compliance. The Company has no knowledge of current or pending USGA rules or anticipated changes in rules that would adversely impact the Company's products or operations.

   Products

     Snake Eyes/R/ Sand Wedge (#11 Iron). The original Sand Wedge is carbon steel forged to tolerances of three grams in weight, shadow graph integrity in shape and one degree in deflective angle. The Sand Wedge is manufactured to a loft of 56 degrees. The Company believes that its method of production produces a consistently high-quality product which golf professionals are able to recognize. Everyone playing a Snake Eyes golf club, professional or amateur, is playing with the same precisely manufactured golf club.

   Snake Eyes/R/ Lob Wedge (#12 Iron). The Lob Wedge has exactly the same characteristics as the Sand Wedge. In addition, the Lob Wedge is designed with a bottom that was tested by Tour players specifically as a lob wedge, as opposed to being manufactured by just adding weight and width to the bottom of the club. The Lob Wedge has been introduced in lofts of 58, 60 and 62 degrees.

   Snake Eyes/R/ Pitching Wedge (#10 Iron). The Pitching Wedge has a multiple-use sole so it can be hit for long bunker shots as well as pitched out of the grass, or hit out of the fairway or deep rough. The center of gravity is high to eliminate the skid factor of the ball running up the clubface. The hosel is the same as the Company's other two wedges -- tapered, with three different sizes and shapes. The Pitching Wedge has been introduced in lofts of 48, 50 and 52 degrees.

   Snake Eyes/R/ Driver. The Driver has an innovative design. The Company's metal wood has face progression. The difficulty in designing face progression in a metal wood relates to the fact that internal tooling in the casting process has been restrictive. The Company has developed a method to control the tooling negatives and create this face progression, which gives the Company an opportunity to face-weight and three-point balance the golf club: one directly in the tail behind the hit, a second in the toe of the club, and a third in the heel of the club. In addition, the wall construction and crown of the club have been designed so they become geometric braces, and force energy forward through the golf ball. Test results from Tour players reportedly show an average increase in driving distance of up to 15 yards. The club is offered in a new metal, exclusively formulated by the Company, called PV522. The Driver has been introduced in lofts of 9, 10 and 11 degrees.

   The Driver also features a proprietary O.E.T. (Optimum Energy Transfer) shaft system including two designs: 44" Viper shaft for the "hitter", and the 45" Python shaft for the "swinger". Each shaft is available in a variety of flex to accommodate the individual.

   Snake Eyes/R/ Putters. The Putter line was introduced in 1996. This collection includes seven models featuring a variety of blade, flange and mallet type designs. The Company's Putters optimize feel by combining the right shaft, right grip and proprietary optimally sensitive, soft metals. These elements are combined in traditional classic shapes of proven design emphasizing advances in structure, balance and cosmetics.

   Snake Eyes/R/ Fairway Woods. The Fairway Woods are being designed with characteristics similar to the Driver. The Fairway Woods will have design characteristics that emphasize the playability of long fairway shots. These Fairway Woods are expected to be available to the public sometime in late 1997.

   Snake Eyes/R/ Irons. Snake Eyes/R/ Irons are muscle back, forged irons. Each club is balanced independently: a 1-iron is a 1-iron, a pitching wedge is a pitching wedge. The balance point and center of gravity are related to each iron, so that its effective launch angle when striking a shot is as close to primary as possible. These irons are expected to be available to the public sometime in mid-1997, on a limited basis. The Company is currently engineering the manufacturing process for the set of irons.

   Competition

     The Company competes in the premium-price segment of the golf club manufacturing industry. The Company's Wedges sell to end users for approximately $200 each, compared with $50 to $90 for entry-level clubs produced for the mass market. The Company's Drivers sell for approximately between $250 and $350, which is in the range for premium drivers in the industry. The market for these golf clubs is highly competitive and a number of established companies compete in this market, many of which have greater financial and other resources than the Company. The Company's competitors include Callaway Golf Company, Karsten Manufacturing Corporation (Ping), Taylor-Made Golf Company, Cobra Golf Incorporated and Tommy Armour Golf Company.

   The golf club industry is generally characterized by rapid and widespread imitation of popular golf club designs pioneered by new or existing competitors. Many purchasers of premium-priced clubs desire golf clubs that feature the latest technological innovations and cosmetic designs, and their purchasing decisions are often the result of highly subjective preferences which can be influenced by many factors, including, among others, advertising, media and product endorsements. The Company could therefore face substantial competition from existing or new competitors that introduce and successfully promote golf clubs perceived to offer advantages over the Company's products.

   Manufacturing and Quality Control

     In the belief that the key to a successful club is consistency in production, the Company has established tight production tolerances. All components are produced to the Company's exacting specifications. Before acceptance, each component is compared to master models created by the Company. Each and every club component must meet or exceed the following tolerances or the component is rejected: 10/1,000 of an inch in grinding integrity; 3.0 grams maximum chrome plating; 3 cycles shaft variance; 2.5 grams weight variance; and 1.5 grams grip weight variance. The Company does not know the exact tolerances of its competitors and does not infer that the Company's tolerances are more stringent than that of the competition.

   The Company obtains its raw materials from a variety of sources and, like other manufacturers of golf clubs, subcontracts certain portions of the manufacturing process, including club head forging and finish. The Company purchases all shafts for its wedges from True Temper Sports, the largest supplier of steel golf shafts in the industry. The Company purchases all of its driver shafts from True-Temper and HST. The grips for all the Company's clubs are purchased from Eaton-Golf Pride. All of the above-named vendors are well established in the industry and provide products to most of the major club manufacturers. The Company assembles all of its golf clubs at its Ponte Vedra Beach, Florida location using industry standard methods. The Company does not believe its shafts, grips, or assembly methods give it any material competitive advantage or disadvantage.

   During the later part of 1995 and early 1996, the Company's production was impaired due to a single relationship with a vendor which polishes and chromes clubheads. The Company has since engaged two additional vendors to do this work allowing for production to resume as scheduled. The Company believes that it is not dependent on a single supplier and that in the event one of the suppliers experiences production problems, it would not materially affect the Company's performance.

   Marketing and Sales

     In keeping with the Company's decision to focus primarily on the high end of the equipment market, the Company has aimed its marketing efforts primarily at golf professionals, custom pro-shops, custom assembly organizations and up-scale golf specialty shops. The Company's marketing operations are composed of 30 independent sales representatives servicing the green grass market; direct sales to select club pros, custom pro shops and custom club assemblers; direct sales and distributor/wholesale arrangements covering off-shore markets in Europe and Asia; and direct marketing channels such as catalogs. These efforts are supported with coverage in select golfing publications, televisions commercials and general press.

     Customer Service and Support. The Company believes that its relationships with its customers, which primarily consist of on-course golf professionals, selected off-course golf specialty store operators and direct retail customers, have and will continue to be a major factor in its success. The Company employs former on-course PGA professionals as part of its customer service personnel to enhance its understanding of the customers' needs.

     The Company has a distribution agreement with Palawan Pearls, Inc., d/b/a SunTrex Corporation, for the exclusive distribution of Snake Eyes/R/ Golf Clubs to Japan and most of the Pacific Rim countries. The agreement requires certain minimum quantities annually during its three year duration expiring December 1998.

   The Company has a five year licensing agreement, which expires March 2000, whereby the Company licenses its Snake Eyes/R/ name and logo to Michael Thomas, Ltd. for use in manufacturing and distribution of soft goods, including shirts, hats, visors and sweaters. The Company will receive royalties on gross sales based on a graduated scale.

   The Company is optimistic about future results from the SunTrex and Michael Thomas contracts but does not anticipate revenues from the contracts to be material over the coming year.

   Employees

     At December 31, 1996, the Company had 25 full-time employees including Mr. Vadersen, Chairman and Chief Executive Officer and Mr. Hutchins, Chief Operating and Financial Officer. The Company believes its employee relationships are satisfactory.

   The Company is relies heavily on its founder, Ernest R. Vadersen. There is strong competition for qualified personnel in the golf club industry, and the loss of Mr. Vadersen's services could adversely affect the Company's business. The Company has entered into an employment agreement with Mr. Vadersen through May 1999. See "Executive Compensation." The Company is the beneficiary on key man insurance policies on the life of Mr. Vadersen totaling $4,000,000.

   Patents and Trademarks

     The Company has registered its logo and brand name in the United States. The Company has also registered its logo in Japan and is currently in the process of registering its name there. The Company is in the process of applying for patents on certain technical designs on its wedges and driver.

   Government Regulation

     The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of its facilities. The Company believes it is in compliance in all material respects with all applicable environmental and occupational safety regulations.

   Item 2.     Description of Property

     The Company's philosophy on real estate investments is to lease required properties and invest in making golf clubs. The Company presently leases approximately 3,335 square feet of space at its corporate headquarters in Ponte Vedra Beach, Florida pursuant to a lease that expires on July 31, 1997. The related cost for such space is approximately $3,300 per month. Additionally, the Company leases 3,500 feet of space at an adjacent shop facility pursuant to a lease that expires on August 30, 1997. The related cost for shop space is approximately $4,700 per month. The corporate headquarters and shop facility are located in close proximity to PGA Tour headquarters, which is also in Ponte Vedra Beach, Florida.

   The shop facility houses the Company's assembly, testing, and fitting operations which includes standard, traditional equipment as well as state-of-the-art measuring, testing and production machinery such as: precision frequency analyzers for the evaluation of the flex rates of club shafts; loft and lie fixtures for setting the correct club angles of both woods and irons; specialty grinding and polishing equipment for research and development and production use; high precision measuring devices for shaft lengths for all types of woods and irons; a fully computerized and integrated shipping, labeling and tracking system for efficient order fulfillment; and proprietary, custom designed work stations to maximize employee productivity.

   The Company is currently negotiating to either sub-lease or buyout the lease related to approximately 12,000 square feet of manufacturing and office space located in Ann Arbor, Michigan pursuant to a lease that began on May 1, 1995 and expires on April 30, 2000. The Company estimates that this lease will be resolved by June 1997. The rent schedule for this facility is as follows:

      Lease Year        Monthly
        Ended            Rent

      4/30/1997          7,000

      4/30/1998          7,250

      4/30/1999          7,500

      4/30/2000          7,750

   This facility previously housed the Company's manufacturing and research and development operations and its driver assembly operation. These operations have been moved to the Ponte Vedra Beach, Florida shop facility.

   Management believes the properties herein described are adequate to handle current and short term projected business.


   Item 3.     Legal Proceedings

     There are no material proceedings to which the Company is a party.

   In February 1968, a permanent injunction was entered by the U.S. District Court for the District of Idaho against the Company prohibiting the Company from (1) offering or selling its Common Stock or any other securities unless such securities were first registered with the Securities and Exchange Commission or exempt from such registration,
   (2) or making material misstatements or omissions in the offer or sale of its securities. This injunction stemmed from the disposition of shares between 1963 and 1968 by two of the Company's incorporators without registration under the Securities Act of 1933 or exemptions from registration thereunder. The Company does not believe that the continued existence of this injunction will have a material adverse effect on the Company as the Company intends to comply with such Act.


   Item 4.     Submission of Matters to a Vote of Security Holders

     None

   PART II

   Item 5.     Market for Common Equity and Related Stockholder Matters

     The 250,071 shares of Common Stock that have been outstanding since the late 1960s have been eligible for trading on the NASDAQ Small Cap market exchange since August 15, 1996. Previously, the shares had been eligible for trading on the Over-the-Counter Board since February 1, 1995. The following table sets forth, based on information provided by market makers in the Common Stock, the high and low bid prices for the Common Stock for the quarters indicated. The quotations represent bid prices between dealers and do not include retail mark-up, mark-down or commissions, and do not represent actual transactions. As of March 31, 1997, there were 696 holders of record of Common Stock.

            1996                  High Bid              Low Bid

        1st Quarter                $8.75                  7.50

        2nd Quarter                 8.50                  6.25

        3rd Quarter                 8.50                  6.25

        4th Quarter                 6.88                  1.75


            1995                  High Bid              Low Bid

        1st Quarter                $9.50                  7.00

        2nd Quarter                11.13                  9.00

        3rd Quarter                 9.00                  6.25

        4th Quarter                 8.38                  7.50


   The Company anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions.


   Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis of financial condition and results of operations addresses the performance of the Company for the years ended December 31, 1996 and 1995, and should be read in conjunction with the Company's Financial Statements (including the notes thereto) appearing elsewhere in this document. As the Company's acquisition of Golf-Tec has been accounted for as a recapitalization, the discussion below refers to the operations of Golf-Tec and its subsidiary, Golf-Tec, Inc., prior to the share exchange as those of the Company on a consolidated basis.

   Results of Operations

     The Company's net sales for the year ended December 31, 1996 and 1995, were $3,544,000 and $1,270,000, respectively. The Company's gross profit for the year ended December 31, 1996 was $1,799,000 compared to $673,000 for the year ended December 31, 1995. The Company has continued to build on its initial success regarding (1) product development, (2) raising capital, (3) maintaining and developing supply sources, (4) refining the design and manufacturing processes, and (5) gaining acceptance on the PGA and Senior PGA Tours. The company maintains full scale marketing efforts through contractual relationships with approximately 30 independent sales representatives and the retention of The Cox Group, a New York City advertising agency. Management attributes the increase in sales and gross profit for the year ended December 31, 1996 to the expansion of its national marketing efforts, introduction of expanded product line and increase in product availability beginning in April 1996.

   Operations resulted in net losses of $5,686,000 and $3,262,000 for the years ended December 31, 1996 and 1995, respectively. The net losses for both years were primarily due to marketing expenses, research and development costs, increased staff levels and shortage of product. The Company experienced a shortage of deliverable product in late 1995 and early 1996 due to a lack of consistent deliveries from primary vendors. The 1996 loss was also impacted by a write-down of non-recoverable assets and lease accrual of $441,048 relating to the Company's Ann Arbor, Michigan facility.

   Selling and marketing expenses increased to $4,015,000 for the year ended December 31, 1996 from $2,113,000 for the same period in 1995. This increase in selling and marketing expenses was due to the expansion of a national advertising campaign which included monthly major magazine advertising in Golf Digest as well as regular television advertising on ESPN and The Golf Channel. Additionally, selling and marketing expenses increased due to tour promotion expenses increasing from $636,000 for the year ended December 31, 1995 to $1,026,000 for the same period in 1996. The primary reason for the Tour Promotion expenses increase was due to increased player contract expenses.

   Research and development costs were $517,000 for the year ended December 31, 1996 compared to $620,000 for the same period in 1995. These costs were expended primarily on the development of the Snake Eyes/R/ Driver, which was introduced to the market during 1996.

   General and administrative expenses were $2,511,000 for the year ended December 31, 1996, up from $1,202,000 for the same period in 1995. The majority of this increase was due to increases in legal expenses, office salaries, rent and depreciation. These expenses increased relative to growth at the corporate office facility and shop, as well as expanded operations at the Driver production facility in Ann Arbor, Michigan and distribution operations in Europe. Legal fees were impacted by increased corporate activity.

   Other expenses during 1995 included a bad debt allowance of $378,000 for an uncollectible note receivable and advances to a former employee. These funds were loaned to Donald R. Cook, to keep his company in business while it helped to develop the Snake Eyes/R/ driver product. The Company expected to eventually purchase the assets of Mr. Cook's company, Sunshine Sports, Inc., but was unable to do so due to unreported liabilities and various liens on said assets.

   Liquidity and Capital Resources

     The Company has financed its operations and investment in assets primarily through the sale of equity securities. (See "Recent Sales of Unregistered Securities" appearing elsewhere in this document.) The Company received net proceeds from the sale of equity securities of $5,956,000 and $1,820,000 during the years ended December 31, 1996 and 1995, respectively.

   Net cash used by operating activities was $5,605,000 for the year ended December 31, 1996 and $2,489,000 for the comparable period of 1995. This increase in use of funds was primarily the result of the increased net loss described in "Results of Operations" above. The increase in the use of funds for the same 1996 period was also the result of an increase in inventories of $815,000, increase in accounts receivable of $399,000 and increase in prepaid and other assets of $329,000. The principal operating activity that resulted in a decrease in the use of funds for the same period was an increase in accounts payable and accrued liabilities of $938,000. Increased sales for the year ended December 31, 1996 was the primary factor influencing the increases in trade receivables and inventories.

   Capital expenditures by the Company totaled $720,000 for the year ended December 31, 1996 as compared to $291,000 for the comparable period of 1995. This increase was primarily for the production equipment and leasehold improvements for the Company's Ann Arbor, Michigan facility.

   Working capital and cash totaled $(2,226,000) and $60,000, respectively, at December 31, 1996 compared to $(1,091,000) and $26,000 at December 31, 1995. The decrease in working capital is principally due to the large operating loss described in "Results of Operations" above.

   Recurring losses and the negative working capital at December 31, 1996 cause serious concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. During January 1997, the Company successfully issued a private Series C 3.33% Convertible Preferred Stock Offering which netted proceeds of $2,900,000. In addition, management projects that the Company will be profitable and will have positive cash flow from operations in 1997 based on current sales orders and expense levels. However, it is not certain that the Company will be able to realize management's sales projections.

   Based on communications with current and prospective investors, the Company believes that it will be able to raise sufficient capital, if needed, which together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, the Company's ability to raise further capital is uncertain.

   The Company has not declared and therefore not paid accumulated dividends on its Series A Preferred stock. Dividends on Series A Preferred Stock cannot be declared or paid until the Company has accumulated profits. If the Company had accumulated profits at December 31, 1996 and 1995, it would have accumulated dividends payable on Series A Preferred Stock in the amounts of $238,000 and $63,000, respectively, for the years then ended.


   Item 7.     Financial Statements

     The financial statements and independent auditor's report are filed as part of this report. See Index to Financial Statements attached hereto.


   Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

   PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Executive Officers and Directors

     The following table sets forth the current directors and executive officers of the Company:

   Name                       Age       Position


   Ernest R. Vadersen         52        Chairman of the Board, Chief
   Executive Officer

   Harold E. Hutchins         42        Secretary, Chief Operating and
   Financial Officer

   Melvin Simon               70        Director

   Jonathan Berstein          50        Director

   Kevin Moore                42        Director

   Larry Movsovitz            58        Director

   Doug Tewell                47        Director


     Ernest Vadersen of Ponte Vedra Beach, Florida, has served in his capacity with Golf-Tec, Inc. since its formation in June 1993 and with the Company since December 1994. From August 1989 to May 1993, Mr. Vadersen was a self-employed, independent consultant to Ben Hogan Golf Company, Macgregor Golf and Yamaha International.

   Harold Hutchins of Jacksonville, Florida, has served as Golf-Tec Inc. and the Company since August 1994 and December 1994, respectively. In addition to Chief Financial Officer duties, Mr. Hutchins assumed the position of Chief Operating Officer in August 1996. From January 1990 to August 1994, Mr. Hutchins was Comptroller of Holmes Lumber Company, a $60 million building material supplier.

   Melvin Simon of Indianapolis, Indiana, business affiliations are Simon Properties and Indiana Pacers. Other Director affiliation includes the Simon DeBartolo Group.

   Jonathan Bernstein of New York, New York, business affiliation is as Partner, Pryor Cashman Sherman & Flynn.

   Kevin Moore of New York, New York, business affiliation is with The Clark Estates. Other Director affiliations include Hiltox Corporation of America, Ducommun Inc. and Premiumwear, Inc.

   Larry Movsovitz of Jacksonville, Florida, business affiliation is Movsovitz and Sons Inc. (Albert Fisher Co.). Other Director affiliation includes Rosecliff Incorporated.

   Doug Tewell of Edmond, Oklahoma, business affiliations are the PGA Tour and the Golf Channel.

   Directors of the Company are elected annually at the annual meeting of stockholders and serve until the next annual meeting of stockholders and until their successors are elected and qualified. Under the Company's Bylaws, the number of directors constituting the entire Board of Directors shall be fixed, from time to time, by the directors then in office, who may decrease or increase the number of directors by majority action without soliciting stockholder approval.

   Compliance with Section 16(a) of Exchange Act

     Ernest R. Vadersen, Chairman of the Board, President, Chief Executive Officer, Treasurer and principal shareholder of the Company, made a gift of 4,500 shares of Common Stock in October 1995. Such gift should have been reported to the Securities and Exchange Commission (SEC) on a Form 5 no later than February 14, 1996, but through inadvertence was not. The gift has been subsequently reported to the SEC.


   Item 10.    Executive Compensation

     The Company has five year employment agreements expiring in January 1999 with each of Messrs. Ernest R. Vadersen and Harold E. Hutchins. These agreements provide for annual salaries of $100,000 and $72,000 to
   Mr. Vadersen and Mr. Hutchins, respectively. These salaries are to be reviewed annually by the Board of Directors and may be increased at that time. Under the employment agreements, Mr. Vadersen has received stock options to purchase 500,000 shares of Common Stock at an exercise price of $1.65 per share: 180,000 shares became exercisable on May 15, 1995; 80,000 shares became exercisable on January 3, 1996 and the balance will become exercisable ratably on each anniversary date thereof through January 3, 1999, and Mr. Hutchins has received stock options to purchase 250,000 shares of Common Stock at an exercise price of $1.65 per share: 90,000 shares became exercisable on May 15, 1995; 40,000 shares became exercisable on January 3, 1996 and the balance will become exercisable ratably on each anniversary date thereof through January 3, 1999. The above described options were granted to Messrs. Vadersen and Hutchins pursuant to the Company's 1995 Stock Option Plan, which is a substitute for the 1994 Stock Option Plan of the Company's subsidiary, Golf-Tec.

   The following table summarizes the compensation paid or accrued by the Company to the Company's executive officers for services rendered during fiscal 1996. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payout during 1996.

                           SUMMARY COMPENSATION TABLE
                                                             Long-Term
                                                        Compensation Awards
                                         Annual             Securities
     Name and Principal              Compensation(1)        Underlying
         Position          Year     Salary      Bonus      Options/SAR's

    Ernest R. Vadersen     1996     $100,000       -             -
    President and Chief    1995      100,000       -             -
    Executive Officer      1994      100,000     7,087        500,000

    Harold E. Hutchins     1996       72,000    25,000           -
    Chief Financial and    1995       72,000       -           12,500
    Operating Officer      1994       72,000     3,885        250,000


   (1) The Company paid no compensation to its executive officers under any long term compensation or retirement plans. The incremental cost of certain incidental personal benefits does not exceed the lesser of $50,000 or 10% of compensation for any named executive officer of the Company.


   STOCK OPTION GRANTS IN LAST FISCAL YEAR

                               % of
                   Number      Total                  Market
                     of        Options               Price of
                 Securities   Granted on  Exercise   Underlying
                 Underlying   Employees    Price     Security on
                   Options    in Fiscal   ($ per      Date of       Expiration
    Name           Granted      Year      share        Grant           Date


   Ernest R.
   Vadersen        NONE

   Harold E.
   Hutchins        NONE

     The following table sets forth information concerning the value of unexercised options as of December 31, 1996 held by the executives named in the Summary Compensation Table above. No options were exercised during 1996.

                          FISCAL YEAR-END OPTION VALUES

                          Number of Securities      Value of Unexercised
                        Underlying Unexercised      In-the-Money Options
                        Options at Fiscal Year      at Fiscal Year End
                         End Exercisable (E)/       Exercisable (E)/
         Name              Unexercisable (U)        Unexercisable (U)

   Ernest R. Vadersen        $260,000 (E)              $221,000 (E)
                              204,000 (U)               240,000 (U)
   Harold E. Hutchins         142,500 (E)               121,125 (E)
                              120,000 (U)               102,000 (U)


   Directors are compensated as follows: $5,000 annual fee, $1,000 per meeting attendance fee, $1,000 expense reimbursement per meeting, and $5,000 options per year (commencing in 1997) with a strike price to be determined at the annual meeting.

   Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of March 15, 1997, with respect to the beneficial ownership of Common Stock by (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (b) the directors and executive officers of the Company, individually, and (c) directors and executive officers of the Company as a group.

                              Number of Shares          Percentage
                                Beneficially            of Voting
      Name (1)                    Owned(2)             Securities(3)

    Ernest R. Vadersen          1,490,000(4)               26.67%
    13000 Sawgrass Village
      Circle, #30
    Ponte Vedra, FL 32082

    Harold E. Hutchins            267,500(5)                4.97%
    13000 Sawgrass Village
      Circle, #30
    Ponte Vedra, FL 32082

    Jonathan Bernstein             24,167(6)                 .47%
    410 Park Avenue
    New York, NY 10022

    Kevin Moore                    37,001(7)                 .72%
    30 Wall Street
    New York, NY  10005

    Melvin Simon                  140,000(8)                2.75%
    115 W. Washington St.
    Indianapolis, IN 46204

    Larry Movsovitz               295,000(8)                5.76%
    3100 Hilton St.
    Jacksonville, FL 32203

    Doug Tewell                     5,000(8)                 .10%
    3100 Hilton St.
    Jacksonville, FL 32203

    Clark Partners III, L.P.    1,691,667(9)               24.85%
    30 Wall Street
    New York, NY 10005

    All directors and           2,258,668                  38.30%
    executive officers
    as a group (7
    persons)

   (1) The directors are Messrs. Vadersen, Hutchins, Simon, Bernstein, Moore, Movsovitz and Tewell, and the executive officers are Messrs. Vadersen and Hutchins.

   (2) Unless otherwise noted, all shares are owned directly, with sole voting and dispositive power.

   (3) Includes 394,600 shares of Series A Preferred Stock which became voting stock in April 1996. The amounts shown represent Common Stock and Series A Preferred Stock as a single class.

   (4) Includes 470,000 shares issuable upon exercise of stock options that are immediately exercisable and 10,000 shares held by Mr. Vadersen as voting trustee for the benefit of a friend, over which Mr. Vadersen has sole voting and investment power.

   (5) Consists of 267,500 shares issuable upon exercise of stock options that are immediately exercisable.

   (6) Includes 3,000 shares issuable upon exercise of stock options and warrants that are immediately exercisable.

   (7) Includes 15,834 shares issuable upon exercise of stock options and warrants that are immediately exercisable.

   (8) Includes 5,000 shares issuable upon exercise of stock options that are immediately exercisable.

   (9) Includes 1,429,167 shares issuable upon conversion of the Company's Series C Preferred Stock and 262,500 shares issuable upon exercise of stock warrants that are immediately exercisable.


   Item 12.    Certain Relationships and Related Transactions

     A former director of the Company, served as President and a director of Coleman and Company Securities, Inc., a registered broker-dealer ("Coleman"). Coleman served as the placement agent for the 1994 private placement by the Company's subsidiary, Golf-Tec, of 1,468,337 shares of common stock, for which Coleman received selling commissions of $220,251, an expense allowance of $55,063 and warrants to purchase 146,834 shares of Common Stock at an exercise price of $1.80 per share. In May 1994, Coleman acquired 800,000 shares of the Company's subsidiary, Golf-Tec, pursuant to its agreement with Golf-Tec to act as placement agent and financial consultant. These shares were assigned by Coleman to certain of its affiliates, in exchange for the payment by them to Golf-Tec of $0.01 per share, the purchase price called for in such agreement, and then were exchanged for an identical number of shares of Common Stock of the Company in March 1995.

   Coleman also was serving as the placement agent for a private placement by the Company of up to $5 million aggregate amount of the Company's Cumulative Convertible Series A Preferred Stock (the "Series A Preferred Stock") which began in January 1995. Coleman received selling commissions and an expense allowance equal to 10% and 2.5%, respectively, of the sales price of the Series A Preferred Stock plus warrants to purchase at an exercise price of $6.00 per share one share of Series A Preferred Stock (or the number of shares of Common Stock into which such shares of Series A Preferred Stock would be convertible) for each ten shares of Series A Preferred Stock placed by Coleman in the offering. As of December 31, 1995, Coleman had received selling commissions of $282,875 and an expense allowance of $17,474 in connection with the offering. Coleman had been retained by the Company to provide financial consulting services for a term of three years ending December 1997, for which it will received $3,000 per month during the first 12 months thereafter. Subsequent to December 31, 1996, the Company has negotiated a settlement and has paid $20,000 to sever this agreement, effective immediately.

   Item 13.    Index to Exhibits

     (3)  Charter and Bylaws:

          * (a) Amended and Restated Articles of Incorporation dated December 29, 1994

          * (b)     Articles of Amendment dated April 26, 1995

          * (c) Statement of Resolution establishing Series A Preferred Stock dated April 26, 1995

          * (d)     Bylaws

         ** (e) Statement of Resolution establishing Series B Preferred Stock dated May 17, 1996

     (5)  Material Contracts:

            (a)     Agreements with Coleman & Company Securities, Inc.

                    * (i) Letter Agreement dated April 26, 1994, as amended by letter dated May 22, 1995

                    * (ii)    Placement Agreement dated as of January 19, 1995

          * (b) Lease dated June 14, 1994 between Golf-Tec Holding, Inc. and Village Professional Center, Inc. for the Company's headquarters in Ponte Vedra Beach, Florida

          * (c) Lease dated March 23, 1995 between the Company and Dorothy C. Hoffman, Harry B. Korman, Rissman Investment Company and Dennis A. Darin, Jr. for the Company's facilities in Ann Arbor, Michigan

          * (d) Employment Agreement dated as of May 23, 1994 between Golf-Tec Holding, Inc. and Ernest R. Vadersen

          * (e) Employment Agreement dated as of May 23, 1994 between Golf-Tec Holding, Inc. and Harold E. Hutchins

          * (f)     Form of Tour Player Agreement


   * Filed as an exhibit to the Registrant's Form 10-SB filed with the Securities Exchange Commission on June 30, 1995

  ** Filed as an exhibit to the Registrant's Form 10-SB filed with the Securities Exchange Commission on June 30, 1996

          * (g)     1995 Option Plan

          * (h)     Form of Stock Option Agreement

   * (8) Acquisition Agreement and Plan of Reorganization dated as of December 29, 1994 by and between THO2 and Rare Metals
          Exploration, Inc. and Golf-Tec Holding, Inc.

     (12)

          * (a)     Subsidiaries of the Registrant


   * Filed as an exhibit to the Registrant's Form 10-SB filed with the Securities Exchange Commission on June 30, 1995

                    GOLF-TECHNOLOGY HOLDING, INC.

                    Index to Financial Statements


   Independent Auditors' Report                                       F-2

   Balance Sheets as of December 31, 1996 and 1995                    F-3

   Statements of Operations for the years ended December 31, 1996
        and 1995                                                      F-4

   Statements of Stockholders' Equity for the years ended
        December 31, 1996 and 1995                                    F-5

   Statements of Cash Flows for the years ended
        December 31, 1996 and 1995                                    F-6

   Notes to Financial Statements                                      F-7

                          Independent Auditors' Report



   The Board of Directors
   Golf-Technology Holding, Inc.

   We have audited the accompanying balance sheets of Golf-Technology Holding, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf-Technology Holding, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(b) to the financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              KPMG Peat Marwick LLP



   Jacksonville, Florida
   March 25, 1997

                          GOLF-TECHNOLOGY HOLDING, INC.

                                 Balance Sheets

                           December 31, 1996 and 1995




                 Assets                           1996           1995
   Current assets:
      Cash                                   $    60,106         25,910
      Accounts receivable NET OF
        ALLOWANCE OF $232,652 IN
        1996 AND $34,552 IN 1995                 527,149        128,339
      Inventories (note 2)                     1,061,815        163,619
      Prepaid Inventory                          171,764         36,642
      Equipment for sale (note 3)                275,000              -
      Prepaid Expenses                           128,888         43,750
      Other                                       62,735         37,803
                                              ----------      ---------

           Total current assets                2,287,457        436,063
                                              ----------      ---------

   Property and equipment,net (note 3)           237,166        338,960

   Notes receivable from related parties,
      net (note 8)                                70,737         26,870
   Certificates of deposits, restricted          122,771         47,383
   Deposits                                      141,302        168,971
   Other                                          21,678         30,123
                                              ----------      ---------
           Total assets                      $ 2,881,111      1,048,370
                                               =========      =========


       Liabilities and Stockholders'
         Equity (Deficit)
   Current liabilities:
      Notes payable (note 4)                           -        205,000
      Notes payable to related
        parties (note 4)                         737,500        245,000
      Accounts payable                         1,892,433      1,032,927
      Accrued liabilities                        122,721         44,302
                                               ---------      ---------

        Total current liabilities              2,752,654      1,527,229
                                               ---------      ---------

   Stockholders' equity (deficit)
      (notes 4, 7, 8, 9 and 12):
      Preferred stock, Series A 9%
        Cumulative Convertible,
        $.001 par value per share;
        aggregate involuntary liquidation
        preference of $2,233,238 ($5.73
        share), 5,000,000 shares authorized          390            373
      Preferred stock, Series B Convertible,
        $.001 par value per share; aggregate
        involuntary liquidation preference of
        $9,231,000 ($1,000.00 share), 9,231
        shares authorized                              9              -
      Common stock, $.001 par value,
        25,000,000 shares authorized               4,350          3,758
      Additional paid-in capital               9,853,375      3,662,566
      Accumulated deficit
                                              (9,729,667)    (4,145,556)
                                               ---------      ---------
           Total stockholders'
             equity (deficit)                    128,457       (478,859)
                                               ---------      ---------

   Commitments and contingent liabilities
      (notes 6, 9 and 13)

           Total liabilities and stock-
             holders' equity (deficit)       $ 2,881,111      1,048,370
                                               =========      =========



   See accompanying notes to financial statements.

                          GOLF-TECHNOLOGY HOLDING, INC.

                            Statements of Operations

                     Years ended December 31, 1996 and 1995



                                                  1996          1995

   Net sales                                 $ 3,544,183     1,269,843
   Cost of sales                               1,745,007       596,921
                                               ---------     ---------

        Gross profit                           1,799,176       672,922

   Selling and marketing expenses              4,015,190     2,112,963
   General and administrative expenses         2,511,347     1,202,178
   Research and development costs                517,322       619,547
   Other (note 3)                                441,048
                                               ---------     ---------

        Operating loss
                                              (5,685,731)   (3,261,766)

   Other income (expense):
      Interest income                             32,891         9,918
      Interest expense                           (43,191)       (5,866)
      Write-off of note receivable (note 8)            -      (378,034)
      Royalty income                              53,033        17,670
      Other, net                                  58,887        (1,015)
                                               ---------     ---------

        Net loss before income taxes
                                              (5,584,111)   (3,619,093)

   Income taxes (note 5)                               -             -
                                               ---------     ---------

        Net loss
                                              (5,584,111)   (3,619,093)

   Preferred stock cumulative
      dividends (note 12)                       (175,093)      (62,745)
                                               ---------     ---------

   Net loss for common stockholders          $(5,759,204)   (3,681,838)
                                               =========     =========

   Net loss per average outstanding
      common share                           $     (1.41)         (.98)
                                               =========     =========

   Average outstanding common shares           4,093,280     3,743,450
                                               =========     =========



   See accompanying notes to financial statements.

                          GOLF-TECHNOLOGY HOLDING, INC.

                  Statements of Stockholders' Equity (Deficit)

                     Years ended December 31, 1996 and 1995



                                                                         Additional      Accu-
                             Preferred Stock         Common Stock         paid-in       mulated
                            Shares     Amount     Shares      Amount      capital       deficit           Total

   Balance,
     December 31, 1994            -   $    -    3,718,408    $ 3,718     1,905,603       (526,463)      1,382,858

   Issuance of stock              -        -       40,000         40       193,710              -         193,750

   Issuance of stock,
     net of issuance
     cost of $307,249       372,600      373            -          -     1,555,378              -       1,555,751

   Other                          -        -            -          -         7,875              -           7,875

   Net loss                       -        -            -          -             -     (3,619,093)     (3,619,093)
                            -------    -----    ---------     ------     ---------      ---------       ---------

   Balance,
     December 31, 1995      372,600      373    3,758,408      3,758     3,662,566     (4,145,556)       (478,859)

   Issuance of stock,
     net of issuance
     cost of $22,400         17,000       17            -          -       109,983              -         110,000

   Issuance of stock              -        -      591,668        592     1,122,007              -       1,122,599

   Issuance of stock,
     net of issuance cost
     of $1,191,172            9,231        9            -          -     4,958,819              -       4,958,828

   Net loss                       -        -            -          -             -     (5,584,111)     (5,584,111)
                             ------      ---    ---------     ------     ---------      ---------       ---------

   Balance,
     December 31, 1996      398,831    $ 399    4,350,076    $ 4,350     9,853,375     (9,729,667)        128,457
                            =======      ===    =========     ======     =========      =========       =========



   See accompanying notes to financial statements.

                          GOLF-TECHNOLOGY HOLDING, INC.

                            Statements of Cash Flows

                     Years ended December 31, 1996 and 1995


                                                  1996           1995

   Cash flows from operating activities:
      Net loss                                 $ (5,584,111)   (3,619,093)
      Adjustments to reconcile net loss
         to net cash used in
         operating activities:
        Depreciation and amortization               156,113        64,353
        Write-off of note receivable                      -       378,034
        Write-off of non-recoverable equipment
           and lease accrual                        441,048             -
        Stock compensation                                -        75,000
        Changes in operating assets
          and liabilities:
           Accounts receivables                    (398,810)      (69,015)
           Inventories                             (898,196)      (66,913)
           Prepaid Inventory                       (135,122)            -
           Prepaid and other assets                (110,070)      (95,117)
           Deposits and other assets                 28,169      (124,971)
           Accounts payable and accrued
             liabilities                            895,925       968,764
                                                  ---------    ----------

             Net cash used in operating
               activities                        (5,605,054)   (2,488,958)
                                                  ---------     ---------

   Cash flows from investing activities:
      Investment in certificates of deposit,
        restricted                                  (75,388)      (57,383)
      Maturities of certificates of deposit,
        restricted                                        -        55,000
      Notes receivable due from related parties     (43,867)     (120,884)
      Capital expenditures                         (720,422)     (290,633)
                                                  ---------     ---------

        Net cash used in investing activities      (839,677)     (413,900)
                                                  ---------     ---------

   Cash flows from financing activities:
      Proceeds from notes payable                 1,225,000       450,000
      Repayment of notes payable                   (702,500)            -
      Net proceeds from issuance of preferred
        and common stock                          5,956,427     1,820,014
                                                  ---------     ---------

        Net cash provided by financing
          activities                              6,478,927     2,270,014
                                                  ---------     ---------

        Net change in cash                           34,196      (632,844)

   Cash balance, beginning of period                 25,910       658,754
                                                  ---------     ---------

   Cash balance, end of period                  $    60,106        25,910
                                                  =========     =========

   Supplemental Disclosures:
   Cash paid for interest                       $    26,900             -
                                                  =========     =========

   Notes payable converted to common stock      $   235,000             -
                                                  =========     =========


   See accompanying notes to financial statements.

                          GOLF-TECHNOLOGY HOLDING, INC.

                          Notes to Financial Statements

                           December 31, 1996 and 1995




   (1)     Summary of Significant Accounting Policies and Other Information

           (a)     Nature and Development of Business

                   Golf-Technology Holding, Inc. (the Company), designs, manufactures, and markets Snake Eyes /R/ golf clubs.
                   Snake Eyes /R/ are tour-quality golf clubs marketed to the premium-priced segment of the golf equipment market.

                   The predecessor to the Company's operating subsidiary Golf-Tec Holding, Inc. (Golf-Tec) was formed as a Florida corporation in June 1993 under the name Golf-Tec, Inc. to manufacture and market a line of golf clubs to be developed by its sole stockholder and director. Golf-Tec was formed as a Florida corporation in May 1994 to become the parent company of Golf-Tec Inc., which was merged into Golf-Tec in October 1994.

                   During the first quarter of 1995, Golf-Tec was acquired by THO2 and Rare Metals Exploration, Inc., an Idaho corporation incorporated in June 1963 (THO2), pursuant to a voluntary share exchange effected between Golf-Tec's stockholders and THO2 on a one-for-one share basis. THO2 changed its name to Golf-Technology Holding, Inc. in connection with the share exchange. Subsequent to the acquisition, the former shareholders of Golf-Tec have the right to an ownership interest in 3,468,337 or 93%, of the Company's outstanding shares of common stock immediately following the exchange.

                   As of December 31, 1996, 2,343,334 or 68%, of Golf-Tec's outstanding shares of common stock have been exchanged for shares of the Company's outstanding common stock. Management anticipates that the remaining 1,125,003, or 32%, of Golf-Tec's outstanding shares of common stock will be exchanged for shares in the Company.

                   For accounting purposes the acquisition has been treated as a recapitalization of Golf-Tec with Golf-Tec as the acquirer. THO2 had zero net tangible assets (no assets or liabilities) at the date of acquisition. The historical financial statements prior to 1995 are those of Golf-Tec, except the number of shares outstanding have been retroactively restated to reflect the shares outstanding after the recapitalization.

           (b)     Liquidity and Capital Resources

                   The Company has financed its operations and investment in assets principally through the sale of equity securities. The Company has incurred operating losses since its inception.

                   Recurring losses and the negative working capital at December 31, 1996 cause concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. Subsequent to December 31, 1996, the Company has successfully issued a private Series C 3.33% Convertible Preferred Stock offering which netted proceeds of $2,900,000 to the Company. Management projects that the Company will be profitable and will have positive cash flow from operations in 1997 based on current sales orders and expense levels. However, it is not certain that the Company will be able to realize management's sales projections.

                   Based on communications with current and prospective investors, the Company believes that it will be able to raise capital, if needed, which together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, the Company's ability to raise further capital is uncertain.

           (c)     Revenue Recognition

                   Sales are recognized at the time goods are shipped, net of allowance for sales returns.

           (d)     Inventories

                   Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

           (e)     Property and Equipment

                   Property and equipment is stated at cost. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives of five to fifteen years. Repairs and maintenance costs are charged to expense as incurred.

           (f)     Advertising Costs

                   Advertising costs are expensed as incurred.

           (g)     Research and Development

                   Research and development costs are expensed as incurred.

           (h)     Income Taxes

                   The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           (i)     Stock Option Plan

                   Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

           (j)     Estimates

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           (k) Impairment of Long -Lived Assets and Long-Lived Assets to Be Disposed Of

                   The Company adopted the provisions of SFAS No 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset of future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amounts by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

           (l)     Earnings (Loss) Per Common Share

                   Earnings (loss) per share are calculated by dividing the net income (loss) for common stockholders by the weighted average number of common shares outstanding. The stock options, warrants and the convertible preferred stock were not considered in the calculation since their inclusion would be anti-dilutive.

           (m)     Significant Customers

                   Approximately 12% and 10% of the Company's 1996 sales were from two customers.

           (n)     Reclassification

                   Certain 1995 amounts have been reclassified to conform to the presentation adopted in 1996.

   (2)     Inventories

           Inventories consist of the following at December 31, 1996 and 1995:

                                                   1996          1995

                Components                  $      599,424      96,414
                Finished Goods                     462,391      67,205
                                               -----------     -------

                                            $    1,061,815     163,619
                                               ===========     =======

   (3)     Property and Equipment

           Property and Equipment, at cost, consist of the following at December 31, 1996 and 1995:


                                                   1996        1995

                Furniture and fixtures      $       56,390      42,687
                Machinery and equipment            309,489     321,049
                Leasehold improvements              11,885      45,814
                                               -----------     -------
                                                   377,764     409,550
                Less accumulated
                 depreciation                      140,598      70,590
                                               -----------     -------

                                            $      237,166     338,960
                                               ===========     =======

           On December 1, 1996, the Company transferred the operations of a subsidiary manufacturing plant in Ann Arbor, Michigan, to its manufacturing plant at its headquarters in Ponte Vedra Beach, Florida. The Company has recorded a charge to operations of $441,048 for the year ended December 31, 1996, related to the write-off of non-recoverable equipment and accrual of lease obligation (see note 6). Estimated recoverable equipment, net, of $275,000 has been recorded and is included in current assets as of December 31, 1996.

           Subsequent to December 31, 1996, the Company has realized net proceeds approximating $275,000 from the sale of the recoverable equipment referred to above.

   (4)     Notes Payable

           Notes payable at December 31, 1995
           consists of the following:

                   Unsecured promissory note, 12%,
                   due May 11, 1995                        $  50,000

                   Unsecured demand note, 10%, subject
                   to 5% late charge                          30,000

                   Unsecured demand notes, due upon
                   the closing of any stock subscription
                   offering through November 30, 1996 or
                   demand thereafter, non-interest
                   bearing, 24% upon default                 125,000
                                                             -------

                                                           $ 205,000
                                                             =======

           During 1996, the $100,000 of unsecured demand notes, non-interest bearing, were converted to 66,668 shares of the Company's common stock. All other notes payable were repaid during 1996.

           Notes payable to related parties at December 31, 1996 and 1995 consists of the following:

                                                         1996          1995

              Unsecured demand note, non-interest
                bearing                               $  32,500        5,000

              Unsecured demand note, 10%, due upon
                closing of any stock subscription
                through October 31, 1997 or
                demand thereafter                       650,000            -

              Unsecured promissory note, non-interest
                bearing, due September 13, 1995               -       30,000

              Secured promissory note, non-interest
                bearing, due September 13, 1995               -       30,000

              Promissory note, non-interest bearing,
                18% upon default, due
                 December 29, 1996                       55,000      180,000
                                                        ------       -------

                                                      $ 737,500      245,000
                                                        =======      =======

           Subsequent to December 31, 1996, all outstanding notes payable to related parties, except for the non-interest bearing demand note ($32,500), have been paid in full.

           During 1996, $135,000 of the promissory note was converted to 180,000 shares of the Company's common stock. During 1995, in exchange for the unsecured promissory note, the Company issued to a shareholder 1,000 warrants exercisable for five years at an exercise price of $5.00 per share.

   (5)     Income Taxes

           The Company since inception has had operating losses; therefore, no income tax expense has been incurred. At December 31, 1996, the Company had a net operating loss carryforward of approximately $9,578,000 which is available to offset future taxable income through the year 2011. A valuation allowance equal to the deferred tax asset (approximately $3,604,000) related to the net operating loss carryforward has been recorded since it is considered more likely than not that the deferred tax asset will not be realized based upon recent losses.

   (6)     Leases

           The Company leases its corporate headquarters under a noncancelable operating lease expiring July 31, 1997. The lease requires the Company to pay all maintenance, insurance, and property taxes, and is subject to normal escalation provisions. Rent expense was $39,600 and $38,907 for the years ended December 31, 1996 and 1995, respectively.

           During June, 1996, the Company entered a noncancelable operating lease for manufacturing space expiring July 31, 1997. Rent expense was $23,300 for the year ended December 31, 1996.

           During March, 1995, the Company entered a noncancelable operating lease for manufacturing and office space effective May 1, 1995 expiring April 30, 2000. Rent expense was $83,000 and $54,000 for the years ended December 31, 1996 and 1995, respectively. The Company is currently negotiating to either sub-lease or buyout this lease. The Company has accrued $42,000 as of December 31, 1996 for the estimated future net expenditures required under this lease.

           Future minimum lease payments under the leases, are as follows:

                     1997             $ 142,000
                     1998                89,000
                     1999                92,000
                     2000                31,000
                     Thereafter               0
                                       --------

                                      $ 354,000
                                       ========

   (7)     Stock Option Plan

           The Company's Board of Directors have adopted a stock award and incentive plan (the Plan) for its officers, directors, selected employees and independent contractors of the Company . The Plan reserved 1,250,000 shares of common stock and provided that the term of each award be determined by the Board of Directors.

           The options granted may be either nonqualified or incentive stock options and the exercise price may not be less than 110% of the fair market value of the Company's common stock at the date of grant. The options expire five to ten years from the date of grant, unless otherwise provided in the option agreement.

           The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued in 1996 and 1995 under SFAS No. 123, the impact on the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 would have been immaterial. This pro forma information applies only to options granted in 1996 and 1995. Therefore, the full impact of calculat-ing compensation cost for stock options under SFAS No. 123 is not considered in the pro forma net loss and net loss per share amounts referred to because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

           Stock option activity during the periods indicated is as follows:

                                         Number of       Weighted-Average
                                          Shares         Exercise  Price

                 Balance at
                   December 31, 1994      755,000          $   1.65
                         Granted           26,500              1.62
                         Exercised              -                 -
                         Forfeited              -                 -
                         Expired                -                 -
                                          -------              ----

                 Balance at
                   December 31, 1995      781,500              1.63
                         Granted                -                 -
                         Exercised              -                 -
                         Forfeited              -                 -
                         Expired                -                 -
                                          -------              ----

                Balance at
                  December 31, 1996       781,500              1.63
                                          =======              ====

           At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 - $1.65 and 5.73 years, respectively.

           At December 31, 1996 and 1995, the number of options exercisable was 421,500 and 301,500, respectively, and the weighted average exercise price of those options was $1.61 and $1.59, respectively.

   (8)     Related Party Transactions

           (a)     Employment Agreements

                   The Company has employment agreements with the Chairman and Chief Operating and Financial Officer which provide for 1996 salaries of $100,000 and $72,000, respectively.

           (b)     Notes Receivable

                   The Company has made advances to shareholders of the Company. As of December 31, 1996 and 1995, related outstanding balances were $70,737 and $26,870, respectively. The advances do not bear interest and are due upon demand; however, the Company does not intend to demand repayment of the advances prior to January 1, 1998. Accordingly, the outstanding balances at December 31, 1996 have been classified as long term.

                   Employee advances of $378,034 were written-off during 1995.

           (c)     Private Placement Agent

                   A former director of the Company served as President and a director of Coleman and Company Securities, Inc., a registered broker-dealer (Coleman) hired by the Company to act as its exclusive placement agent for raising capital
                   investment.    Affiliates of Coleman were allowed to
                   purchase 800,000 shares of the Company's common stock at $.01 per share in connection with the formation of the Company. Coleman holds warrants to purchase 146,834 shares of common stock at an exercise price of $1.80 per
                   share.   The warrants are exercisable for five years.

           Coleman had been retained by the Company to provide financial consulting services for a three-year term expiring December 15, 1999, for which it received $3,000 per month. Subsequent to December 31, 1996, the Company has negotiated a settlement and has paid $20,000 to sever this agreement, effective immediately.

   (9)     Representation Agreements

           The Company has representation agreements with thirteen PGA, PGA Senior and NIKE Tour players. The Company has agreed to pay certain incentives based upon performance under the agreements, including minimum annual compensation totaling $561,250, $190,000, $75,000 AND $150,000 FOR 1997, 1998, 1999 AND 2000, respectively;
           five year stock options for 10,000 shares of the Company's preferred capital stock; bonuses of $10,000 to $50,000 per win of an official tour event or "Major" championship; bonus up to $40,000 based on a member's ranking on the PGA Tour Money List for 1997 and 1998, and, bonus up to $100,000 based on a member's PGA Tour earnings for 1997. The Company incurred expenses for representation agreements of $842,900 and $536,250 in 1996 and 1995, respectively.

   (10)    Distribution Agreement

           The Company has a distribution agreement whereby Palawan Pearls, Inc. d/b/a SunTrex Corporation (SunTrex) has the exclusive rights to sell golf clubs under the Company's trademarks in the Pacific Rim countries for a period expiring January 24, 1998. Based on the agreement, SunTrex is required to purchase minimum annual quantities from the Company at terms and prices specified in the agreement. These terms and prices are subject to negotiation by the parties.

   (11)    Licensing Agreement

           The Company has a licensing agreement whereby Michael Thomas, Ltd. (Thomas) has the exclusive rights for the design, manufacture, and distribution of clothing under the Company's trademarks for a period expiring March 31, 2000, including a three to five year renewal option. Under the agreement, Thomas is required to pay licensing fees on total sales on a graduated scale.

   (12)    Preferred Stock

           In 1995, the Company issued 372,600 shares of its Series A 9% Cumulative Convertible Preferred Stock (Preferred Stock) for net proceeds of approximately $1,555,751. Coleman served as placement agent for the offering and received selling commissions and an expense allowance equal to 10% and 2.5%, respectively, of the sales price of the Preferred Stock, plus one warrant for every ten shares placed by Coleman in the offering. The warrants are for the purchase of one share of the Preferred Stock or the number of shares of the Company's common stock into which such shares of Preferred Stock would be convertible, at an exercise price of $6.00 per share and are exercisable for four years commencing one year following the completion of the offering. Coleman received selling commissions of $236,300 and an expense allowance of $46,575 in connection with the offering.

           The Company has not declared and, therefore, not paid accumulated dividends on its Series A preferred stock. Dividends on Series A preferred stock cannot be declared or paid until the Company has accumulated profits. If the Company had accumulated profits at December 31, 1996 and 1995, it would have accumulated dividends payable on preferred stock in the amounts of $237,838 and $62,745, respectively. Because the Company has not paid dividends on its preferred stock, the preferred stock converted from non-voting to voting preferred stock in April 1996.

           On May 20, 1996, the Company issued 9,231 shares of its Series B Convertible Preferred stock, $1,000 face value, at a discount of $3,081,000 for net proceeds of $5,098,628, including brokers fees of $1,051,372. The holder of each issued and outstanding share of Series B Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors of the Company, out of the assets at the time legally available for such purpose, dividends at a rate of $32.50 per share per annum. No dividends shall be declared and paid on the Series B Preferred Stock unless all accrued but unpaid dividends on the Company's existing Series A Preferred Stock have been declared and paid in cash. Such dividends are not cumulative. If all shares of Series B Preferred Stock have not been converted into common stock by April 30, 1997, such dividends shall begin to accumulate on all shares of Series B Preferred Stock which remain outstanding at such time.

           Upon liquidation, dissolution or winding up of the Company, holders of Series B Preferred stock are entitled to receive liquidation distributions equivalent to $1,000 per share before any distribution to holders of Common Stock. The liquidation preference of the Series B Preferred Stock shall be junior in right of payment to the liquidation preference of the Company's existing class of Series A Preferred Stock. The Series B Preferred Stock is convertible at any time commencing forty-five days after the last day on which there is an original issuance of the Series B Preferred Stock. The conversion price equals the lesser of the average closing bid for the five days prior to conversion or $6.05. Each share of Series B Preferred Stock outstanding on December 31, 1997 automatically shall be converted into Common Stock on such date at the conversion price then in effect.

           On January 31, 1997, the Company issued 4,500 shares of its Series C 3.33% Convertible Preferred stock, $1,000 face value issued at a discount of $1,498,500, for net proceeds of $2,900,000, including brokers fees of $100,000. The stock was issued pro-rata, in two separate parcels of 1,875 and 2,625 shares to Common shareholders of the Company. The holders of the issued stock shall be beneficially entitled similar to that of Series B Preferred shareholders. Series C dividends are payable annually in arrears, at the option of the Company in cash or additional shares of Series C Stock. No dividends shall be declared and paid on the Series C Preferred Stock (other than a dividend payable solely in shares of Series C Preferred Stock) unless all accrued but unpaid dividends on the Company's existing Series A Preferred Stock have been declared and paid in cash. Such dividends are not cumulative. If all shares of Series C Preferred Stock have not been converted into common stock by December 31, 1997, such dividends shall begin to accumulate on all shares of Series C Preferred Stock which remain outstanding at such time.

           Upon liquidation, dissolution or winding up of the Company, holders of Series C Preferred stock are entitled to receive liquidation distributions equivalent to $1,000 per share before any distribution to holders of Common Stock. The liquidation preference of the Series C Preferred Stock shall be junior in right of payment to the liquidation preference of the Company's existing class of Series A Preferred Stock and shall be a pari passu basis with the right of payment to the liquidation preference of the Company's existing class of Series B Preferred Stock. The Series C Preferred Stock is convertible at any time commencing forty-five days after the last day on which there is an original issuance of the Series C Preferred Stock. The conversion price equals the lesser of the average closing bid for the five days prior to conversion or $2.25. Each share of Series C Preferred stock outstanding on June 30, 2002 automatically shall be converted into Common Stock on such date at the conversion price then in effect.

           In conjunction with this offering, warrants have been issued to purchase 501,724 shares of Common Stock of the Company at a strike price of $3.00 - $3.625 per share and are exercisable starting January 1, 1998 through December 31, 2002. Proceeds from this offering have been used to repay the $650,000, 10% unsecured demand note payable to related party (see Note 4) as mandated by the Series C subscription.

   (13)    Commitment and Contingent Liabilities

           THO2 initially was organized as a mining company but is believed to have engaged in only sporadic activity and to have been dormant for the last several years. Management's knowledge about THO2's prior business is extremely limited. Management has no way of knowing whether there is any basis for a contingent liability arising out of acts or omissions of the Company prior to the share exchange, such as a tax liability or an environmental claim relating to any real property to which the Company may have held title many years ago. While management does not believe that any such contingent liabilities exist, there can be no assurance that any possible contingent liabilities resulting from the Company's prior business history have not yet been cut off by applicable statutes of limitations. Because management knows very little about THO2's prior business, it has no basis for determining likely sources of contingent liabilities and therefore has no basis for determining when applicable statutes of limitation would run.

           The Company is involved in litigation on matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereinto duly authorized.

                                   GOLF-TECHNOLOGY HOLDING, INC.


   Date:   March 28, 1997          By:  /s/ Ernest R. Vaderesen
                                      Ernest R.Vaderesen
                                      President and Chief Executive Officer


   Date:  March 28, 1997           By:  /s/ Harold E. Hutchins
                                      Harold E. Hutchins
                                      Chief Operating and Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


   Date:  March 28, 1997           By:  /s/ Ernest R. Vaderesen
                                      Ernest R.Vaderesen
                                      Chairman


   Date:  March 28, 1997           By:  /s/ Harold E. Hutchins
                                      Harold E. Hutchins
                                      Secretary


   Date:  March 28, 1997           By:  /s/ Jonathan Bernstein
                                      Jonathan Bernstein
                                      Director


   Date:  March 28, 1997           By:  /s/ Larry Movsovitz
                                      Larry Movsovitz
                                      Director