Form 10KSB/A
period 1996-12-31
GOLF TECHNOLOGY HOLDING INC
filed 1997-05-14
CIK 938605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A
                                  Amendment No. 1



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

                       GOLF-TECHNOLOGY HOLDING, INC.

                         Statements of Operations

                     Years ended December 31, 1996 and 1995





                                                  1996          1995

   Net sales                                 $ 3,544,183     1,269,843
   Cost of sales                               1,745,007       596,921
                                               ---------     ---------

        Gross profit                           1,799,176       672,922

   Selling and marketing expenses              4,015,190     2,112,963
   General and administrative expenses         2,511,347     1,202,178

   Research and development costs                517,322       619,547
   Other (note 3)                                441,048             -
                                               ---------     ---------

        Operating loss
                                              (5,685,731)   (3,261,766)

   Other income (expense):
      Interest income                             32,891         9,918
      Interest expense                           (43,191)       (5,866)
      Write-off of note receivable (note 8)            -      (378,034)
      Royalty income                              53,033        17,670
      Other, net                                  58,887        (1,015)
                                               ---------     ---------

        Net loss before income taxes
                                              (5,584,111)   (3,619,093)

   Income taxes (note 5)                               -             -
                                               ---------     ---------

        Net loss                              (5,584,111)   (3,619,093)

   Preferred stock cumulative
      dividends (note 12)                       (175,093)      (62,745)

   Deemed dividend on preferred stock
      (note 12)                               (3,081,000)           -
                                               ---------     =========
   Net loss for common stockholders          $(8,870,204)   (3,681,838)
                                               =========     =========

   Net loss per average outstanding
      common share                           $     (2.17)         (.98)
                                               =========     =========

   Average outstanding common shares           4,093,280     3,743,450


                                               =========     =========

   See accompanying notes to financial statements.

                          GOLF-TECHNOLOGY HOLDING, INC.

                  Statements of Stockholders' Equity (Deficit)

                     Years ended December 31, 1996 and 1995





                                                                         Additional      Accu-
                             Preferred Stock         Common Stock         paid-in       mulated
                            Shares     Amount     Shares      Amount      capital       deficit           Total

   Balance,
     December 31, 1994            -   $    -    3,718,408    $ 3,718     1,905,603       (526,463)      1,382,858

   Issuance of stock              -        -       40,000         40       193,710              -         193,750

   Issuance of stock,
     net of issuance
     cost of $307,249       372,600      373            -          -      1,555,378              -       1,555,751

   Other                          -        -            -          -         7,875               -           7,875

   Net loss                       -        -            -          -             -     (3,619,093)     (3,619,093)
                            -------    -----    ---------     ------     ---------      ---------       ---------

   Balance,
     December 31, 1995      372,600      373    3,758,408      3,758     3,662,566     (4,145,556)       (478,859)

   Issuance of stock,
     net of issuance
     cost of $22,400         17,000       17            -          -       109,983              -         110,000

   Issuance of stock              -        -      591,668        592     1,122,007              -       1,122,599

   Issuance of stock,
     net of issuance cost
     of $1,191,172
     (note 12)                9,231        9            -          -     8,039,819              -       8,039,828

   Deemed dividend on
     preferred stock
     (note 12)                    -        -            -          -    (3,081,000)             -      (3,081,000)

   Net loss                       -        -            -          -             -     (5,584,111)     (5,584,111)
                             ------      ---    ---------     ------     ---------      ---------       ---------

   Balance,
     December 31, 1996      398,831    $ 399    4,350,076    $ 4,350     9,853,375     (9,729,667)        128,457
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

   (12)    Preferred Stock

           In 1995, the Company issued 372,600 shares of its Series A 9% Cumulative Convertible Preferred Stock (Preferred Stock) for net proceeds of approximately $1,555,751. THE SERIES A PREFERRED STOCK IS CONVERTIBLE AT ANY TIME AT A CONVERSION PRICE EQUAL TO $5.00 PER SHARE OF COMMON STOCK. Coleman served as placement agent for the offering and received selling commissions and an expense allowance equal to 10% and 2.5%, respectively, of the sales price of the Preferred Stock, plus one warrant for every ten shares placed by Coleman in the offering. The warrants are for the purchase of one share of the Preferred Stock or the number of shares of the Company's common stock into which such shares of Preferred Stock would be convertible, at an exercise price of $6.00 per share and are exercisable for four years commencing one year following the completion of the offering. Coleman received selling commissions of $236,300 and an expense allowance of $46,575 in connection with the offering.

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




           As noted above, the Company issued the Series B Preferred Stock at a discount of $3,081,000. Since the preferred stock is convertible at its face amount into Common Stock, the conversion results in a beneficial conversion feature to the preferred shareholder. On March 28, 1997, a newly adopted position was formally issued by the Securities and Exchange Commission which requires companies to report the value of beneficial conversion features on preferred stock issued as a dividend to preferred shareholders. Accordingly, such amount has been reported as a "deemed dividend on preferred stock" on the Statements of Operations and Stockholders' Equity (deficit) for 1996.






           On January 31, 1997, the Company issued 4,500 shares of its Series
           C 3.33% Convertible Preferred stock, $1,000 face value ($4,500,000) and warrants valued at $750,000 to purchase 501,724 shares of Common Stock of the Company at prices ranging from $3.00 - $3.65 per share and are exercisable starting January 27, 1997 through December 31, 2002 for proceeds of $2,900,000, including brokers fees of $100,000. The stock was issued pro-rata, in two separate parcels of 1,875 and 2,625 shares to Common shareholders of the Company. The holders of the issued stock shall be beneficially entitled similar to that of Series B Preferred shareholders. Series C dividends are payable annually in arrears, at the option of the Company in cash or additional shares of Series C Stock. No dividends shall be declared and paid on the Series C Preferred Stock (other than a dividend payable solely in shares of Series C Preferred Stock) unless all accrued but unpaid dividends on the Company's existing Series A Preferred Stock have been declared and paid in cash. Such dividends are not cumulative.

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

                                   GOLF-TECHNOLOGY HOLDING, INC.




   Date:   May 14, 1997          By:  /s/ Harold E. Hutchins
                                      Harold E. Hutchins
                                      Chief Operating and Financial Officer