Form 10QSB
period 1997-03-31
GOLF TECHNOLOGY HOLDING INC
filed 1997-05-14
CIK 938605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

   (Mark One)
   [X] Quarterly report pursuant Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended March 31, 1997

   [ ] Transition report pursuant Section 13 or 15(d) of the Exchange Act of
       1934

   For the transition period from ________________ to __________________

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

                         Yes     X         No   ______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        Yes _________    No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: $.001 par value Common Stock - 4,734,739 as of May 14, 1997

                          GOLF TECHNOLOGY HOLDING, INC.

                                      INDEX


                                                                         Page
                                                                       Number
                         PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

             Balance Sheet as of March 31, 1997  . . . . . . . . . . . .    3

             Statements of Operations for the three month periods ended
                  March 31, 1997 and 1996  . . . . . . . . . . . . . . .    4

             Statements of Cash Flows for the three month periods ended
                  March 31, 1997 and 1996  . . . . . . . . . . . . . . .    5

             Notes to Financial Statements . . . . . . . . . . . . . . .    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . . .  9

                   PART II - OTHER INFORMATION AND SIGNATURES

   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 12
   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 12

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                          PART III - INDEX TO EXHIBITS

                         PART I.  FINANCIAL INFORMATION

                                     ITEM 1
                          GOLF TECHNOLOGY HOLDING, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                           March 31,
             Assets                                          1997
                                                          (Unaudited)
   Current assets:
        Cash                                            $    319,439
        Accounts receivable, net of allowance of           1,511,609
        $167,009

        Inventories                                          845,139
        Prepaid Inventory                                    136,875
        Prepaid Expenses                                     214,760
        Other current assets                                  88,812
                                                          ----------
             Total current assets                          3,116,634
                                                          ----------
   Property and equipment, at cost:
        Furniture and fixtures                                65,303
        Machinery and equipment                              382,337
        Leasehold improvements                                11,885
                                                          ----------
                                                             459,526
        Less accumulated depreciation                       (157,373)
                                                          ----------
                                                             302,153

   Notes receivable from related parties                      70,737
   Certificates of deposits, restricted                      162,771
   Deposits                                                  116,801
   Other assets                                               28,969
                                                          ----------
             Total assets                               $  3,798,065
                                                          ==========
        Liabilities and Stockholders' Equity

   Current liabilities:
        Accounts payable                                     700,376
        Notes payable to related parties                      32,500
        Accrued liabilities                                   37,814
                                                          ----------
             Total current liabilities                       770,690
                                                          ----------
   Shareholders' equity:
        Preferred stock, Series A 9% Cumulative
          Convertible, $.001 par value per share;
          aggregate involuntary liquidation
          preference of $2,141,627 ($5.50 share),
          5,000,000 shares authorized, 389,600
          shares issued and outstanding                          390
        Preferred stock, Series B Convertible
           $.001 par value per share; aggregate
           involuntary liquidation preference of
           $8,303,000 ($1,000.00 share), 10,000
           shares authorized, 8,303 shares issued
           and outstanding                                         8
       Preferred stock, Series C Convertible,
           $.001 par value per share; aggregate
           involuntary liquidation preference of
           $4,500,000 ($1,000.00 share), 5,000
           shares authorized, 4,500 shares issued
           and outstanding                                         5
       Common stock, $.001 par value, 25,000,000
           shares authorized, 4,734,739 shares issued
           and outstanding                                     4,735
        Additional paid-in capital                        12,712,335
        Accumulated deficit                               (9,690,098)
                                                          ----------
             Total stockholders' equity                    3,027,375
                                                          ----------
             Total liabilities and stockholders'
             equity                                     $  3,798,065
                                                          ==========

   See accompanying notes to financial statements.

                               ITEM 1. CONTINUED
                          GOLF TECHNOLOGY HOLDING, INC.
                            STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                  Three months ended
                                                      March 31,
                                               1997               1996
                                                     (Unaudited)

   Net Sales                            $  1,684,920            537,740
   Cost of sales                             753,394            187,172
                                          ----------         ----------
        Gross profit                         931,526            350,568

   Selling and marketing expenses            621,532            591,773
   General and administrative expenses       320,456            525,316
   Research and development costs             -                 144,925
                                          ----------         ----------
        Operating income (loss)              (10,461)          (911,446)
                                          ----------         ----------
   Other income (expense):
        Royalty income                        50,000             13,330
        Other, net                                30              6,069
                                          ----------         ----------
                                              50,030             19,399

        Net income (loss) before income
        taxes                                 39,569           (892,047)

   Income taxes
        Net income (loss)                      -                  -
                                          ----------         ----------
                                              39,569           (892,047)

   Preferred stock cumulative dividends      (43,230)           (64,404)

   Deemed dividend on preferred stock
   (note 5)                               (2,250,000)             -
                                          ----------         -----------
   Net income (loss) for common
   stockholders                         $ (2,253,661)          (956,451)
                                          ==========         ==========
   Net income (loss) per average
   outstanding common share:
        Primary:
             Net income (loss)                 (0.50)             (0.25)
             Weighted average shares
               outstanding                 4,525,000          3,775,796
                                          ==========         ==========


   See accompanying notes to financial statements.

                                ITEM 1. CONTINUED
                          GOLF TECHNOLOGY HOLDING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                      1997          1996
                                                          (unaudited)
   Cash flows from operating activities:
        Net loss                              $    39,569       (892,047)
        Adjustments to reconcile net loss
         to net cash used in operating
         activities:
             Depreciation and amortization         16,775         16,899

             Changes in operating assets and
             liabilities:
                  Accounts receivable            (984,460)      (102,259)
                  Inventories                     216,676       (111,117)
                  Equipment for sale              275,000          -
                  Prepaid Inventory                34,889          -
                  Prepaid and other assets       (111,949)        15,350
                  Deposits and other assets        17,209       (118,061)
                  Accounts payable and
                   accrued liabilities         (1,276,963)       377,136
                                               ----------     ----------
                       Net cash used in
                          operating activities (1,773,254)      (814,009)
                                               ----------     ----------
   Cash flows from investing activities:
        Investment in certificates of deposit,
          restricted                              (40,000)          (388)
        Notes receivable from related parties       -             (7,235)
        Capital expenditures                      (81,762)       (24,113)
                                               ----------     ----------
             Net cash used in investing
               activities                        (121,762)       (31,736)
                                               ----------     ----------
   Cash flows from financing activities:
        Bank overdraft                              -              4,725
        Repayment of notes payable               (705,000)         -
        Proceeds from notes payable                 -            495,000
        Net proceeds from issuance of
          preferred and common stock            2,859,349        320,200
                                               ----------     ----------
             Net cash provided by financing
               activities                       2,154,349        819,925
                                               ----------     ----------
             Net increase (decrease) in cash      259,333        (25,910)

        Cash balance, beginning of period          60,106         25,910
                                               ----------     ----------
        Cash balance, end of period           $   319,439              0
                                               ==========     ==========


   See accompanying notes to financial statements.

                               ITEM 1. CONTINUED
                          GOLF TECHNOLOGY HOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

        1. The Company. Golf Technology Holding, Inc. (the "Company") designs, manufactures and markets Snake Eyes/R/ golf clubs. Snake Eyes/R/ are tour-quality golf clubs marketed to the premium-priced segment of the golf equipment market.

        2. Basis of Presentation. The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997.

        3. Liquidity and Capital Resources. Current marginal earnings and prior losses at March 31, 1997 cause concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. During January 1997, the Company successfully issued a private Series C 3.33% Convertible Preferred Stock Offering which netted proceeds of $2,900,000. In addition, management projects that the Company will be profitable and will have positive cash flow from operations during the remainder of 1997 based on current sales orders and expense levels. However, it is not certain that the Company will be able to realize management's sales projections.

   Based on communications with current and prospective investors, the Company believes that it will be able to raise sufficient capital, if needed, which together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, the Company's ability to raise further capital is uncertain.

        4. Series C Preferred Stock. On January 27, 1997, the Company issued 4,500 shares of its Series C 3.33% Convertible Preferred Stock, $1,000 face value ($4,500,000) and warrants valued at $750,000 to purchase 501,724 shares of Common Stock of the Company at prices ranging from $3.00 - $3.625 per share and exercisable starting January 27, 1997 through December 31, 2002, for proceeds of $2,900,000, net of brokers fees of $100,000. The stock was issued pro-rata, in two separate parcels of 1,875 and 2,625 shares to Common shareholders of the Company. The holders of the issued stock shall be beneficially entitled similar to that of the Series B preferred shareholders. Series C Preferred Stock dividends are payable annually in arrears, at the option of the Company in cash or additional shares of Series C Preferred Stock. No dividends shall be declared and paid on the Series C Preferred Stock (other than dividends payable solely in shares of Series C Preferred Stock) unless all accrued but unpaid dividends on the Company's existing Series A Preferred Stock have been declared and paid in cash. Such dividends are not cumulative. If all shares of Series C Preferred Stock have not been converted into common stock by December 31, 1997, such dividends shall begin to accumulate on all shares of Series C Preferred Stock which remain outstanding at such time.

   Upon liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to receive liquidation distributions equivalent to $1,000 per share before any distribution to holders of Common Stock. The liquidation preference of the Series C Preferred Stock shall be junior in right of payment to the liquidation preference of the Company's existing class of Series A Preferred Stock and shall be a pari passu basis with the right of payment to the liquidation preference of the Company's existing class of Series B Preferred Stock. The Series C Preferred Stock is convertible at any time commencing forty-five days after the last day on which there is an original issuance of the Series C Preferred Stock. The conversion price equals the lesser of the average closing bid for the five days prior to conversion or $2.25. Each share of Series C Preferred Stock outstanding on June 30, 2002 shall be automatically converted into Common Stock at the conversion price then in effect.

   As noted above, the Company issued the Series C Preferred Stock at a discount of $2,250,000. Since the Series C Preferred Stock is convertible at its face value amount into common stock, the conversion results in a beneficial conversion feature to the preferred shareholder. On March 28, 1997, a newly adopted position was formally issued by the Securities and Exchange Commission which requires companies to report the value of beneficial conversion features on preferred stock issued as a dividend to preferred shareholders. Accordingly, such amount has been reported as a "deemed dividend on preferred stock" on the statement of operations for the three months ended March 31, 1997.

   Proceeds from this offering have been used to repay the $650,000, 10% unsecured demand note payable to related party as mandated by the Series C Preferred Stock subscription.

        5. Equity Conversion. On February 4, 1997, a related party of the Company elected to convert 928 shares of Series B Preferred Stock into 384,663 shares of the Company's Common Stock. The 384,663 shares of common stock were issued to the related party effective February 18, 1997.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis of financial condition and results of operations addresses the performance of the Company for the three month periods ended March 31, 1997 and 1996 (unaudited) and should be read in conjunction with the Company's Financial Statements (including the notes thereto) appearing elsewhere in this document.

   For the Three Months Ended March 31, 1997

        The Company's net sales (unaudited) for the three month period ending March 31, 1997 and 1996 were $1,684,920 and $537,740, respectively.
   Management attributes the increase in sales for the three months ended March 31, 1997 to expansion of the Company's product line, early spring promotions and the increase in product availability.

   The Company's gross profit (and gross profit margin) for the three months ended March 31, 1997 was $931,526 (55%) compared to $350,568 (65%) for the three months ended March 31, 1996. The increase in reported gross profit is relative to the increase in sales as discussed above. The decrease in gross profit percentage is due to reduced pricing on limited sales of promotional inventory.

   Operations resulted in net losses of $10,461 and $911,446 for the three months ended March 31, 1997 and March 31, 1996, respectively. The minimal operating loss incurred during the three months ended March 31, 1997 was primarily due to increased sales as discussed above and a relative reduction of selling and marketing expenses, general and administrative expenses, and research and development costs.

   Selling and marketing expenses of $621,532 reported for the three months ended March 31, 1997 reflect a marketing plan that includes "right sized" media and print advertising, targeted marketing promotions and professional tour player promotions. Included in the amount reported above is $201,000 relative to professional tour player related costs. These costs include professional tour players' contract expenses for approximately thirteen PGA, Senior PGA, and NIKE Tours Players.

   General and Administrative expenses of 320,456 reported for the three months ended March 31, 1997 reflects a reduction of general and administrative expenses from periods previously reported. This reduction is primarily attributed to the reduction and transfer of Snake Eyes Driver production operations to the Company's Ponte Vedra Beach, Florida main plant in December of 1996. This production was previously done at a plant in Ann Arbor, Michigan. These plant operations have been closed.

   No research and development costs have been reported for the three months ended March 31, 1997. This is due to the fact that the Snake Eyes Driver has been in full production since December of 1996. Research and development costs are anticipated to be incurred by the Company relative to its development of Snake Eyes Irons. The impact of these costs is expected to culminate with the completion of iron development expected during the late second quarter/ early third quarter of 1997.

   Other Income reported for the three months ended March 31, 1997 includes $50,000 of royalty income attributed to sales of Snake Eyes soft goods by Michael Thomas Ltd. d/b/a Snake Eyes Apparel Group.

   The Company's accounts receivable (net), balance of $1,511,609 as of March 31, 1997 compared to $527,149 as of December 31, 1996, reflects the impact of sales during the three month period ended March 31, 1997. Much of these sales were concentrated toward the later part of the period.

   Liquidity and Capital Resources

        Current marginal earnings and prior losses at March 31, 1997 cause concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. During January 1997, the Company successfully issued a private Series C 3.33% Convertible Preferred Stock Offering which netted proceeds of $2,900,000. In addition, management projects that the Company will be profitable and will have positive cash flow from operations during the remainder of 1997 based on current sales orders and expense levels. However, it is not certain that the Company will be able to realize management's sales projections.

   Based on communications with current and prospective investors, the Company believes that it will be able to raise sufficient capital, if needed, which together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, the Company's ability to raise further capital is uncertain.

   Certain proceeds from the issuance of Series C Preferred Stock have been utilized to substantially pay down the Company's Notes Payable to related parties, Accounts Payable and Accrued Liabilities.

   The Company has collected, in full, amounts related to the $275,000 Equipment for Sale recorded as a current asset in the Company's December 31, 1996 financial statements. The collection of these amounts occurred during the three month period ended March 31, 1997.


   PART II.  OTHER INFORMATION AND SIGNATURES


   Item 3.  Defaults Upon Senior Securities

        The Company has Series A Cumulative Preferred Stock dividends in arrears of $281,000 as of March 31, 1997. To date, the Company has not paid dividends. The arrearage for Series A Cumulative Preferred Stock dividends is $300,000 as of May 13, 1997.


   Item 6.  Exhibits and Reports on Form 8-K

   A.   Exhibits:

         3. Statement of Resolution establishing Series C Preferred Stock dated January 27, 1997

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


                                      GOLF TECHNOLOGY HOLDING, INC.



   DATE:  May 14, 1997                By:  /s/ Harold E. Hutchins
                                           Harold E. Hutchins
                                           Chief Operating and Financial
                                             Officer

                          PART III.  INDEX TO EXHIBITS



        Exhibit 27     Financial Data Schedule