Form 10-Q
period 1997-06-30
GOLF TECHNOLOGY HOLDING INC
filed 1997-08-14
CIK 938605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

   (Mark One)
   [X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 1997

   [ ] Transition report pursuant Section 13 or 15(d) of the Exchange Act of
   1934

   For the transition period from ______________________ to
   ____________________

   Commission file number  0-26344

                          Golf Technology Holding, Inc.
            (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Idaho                                   59-3303066
   (State or Other Jurisdiction of Incorporation or Organization)
   (I.R.S. Employer ID #)

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

                        Yes     X          No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        Yes ____           No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: $.001 par value Common Stock - 5,168,808 as of August 14, 1997

                          GOLF TECHNOLOGY HOLDING, INC.

                                      INDEX


                                                                         Page
                                                                       Number
                         PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

             Balance Sheet as of June 30, 1997 . . . . . . . . . . . . .    3

             Statements of Operations for the three month and six month
             periods ended June 30, 1997 and 1996  . . . . . . . . . . .    4

             Statements of Cash Flows for the six month periods ended
             June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . .    5

             Notes to Financial Statements . . . . . . . . . . . . . . .    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations   . . . . . . . . . . . . . . . .    8

                   PART II - OTHER INFORMATION AND SIGNATURES

   Item 3.   Defaults Upon Senior Securities   . . . . . . . . . . . . .   11

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   11

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                         PART I.  FINANCIAL INFORMATION

                                     ITEM 1
                          GOLF TECHNOLOGY HOLDING, INC.

                                  BALANCE SHEET
                                   (Unaudited)


                                                             June 30,
                                                               1997
                                                           (Unaudited)
              Assets

    Current assets:
         Cash                                               $    47,748
         Accounts receivable, net of allowance                1,431,284
         of $134,078

         Inventories                                            878,706
         Prepaid Inventory                                       85,738
         Prepaid Expenses                                       128,826
         Other current assets                                    80,973
                                                              ---------
              Total current assets                            2,653,275
                                                              ---------

    Property and equipment, at cost:
         Furniture and fixtures                                  66,572
         Machinery and equipment                                427,314
         Leasehold improvements                                  11,885
                                                              ---------
                                                                505,771
         Less accumulated depreciation                         (174,623)
                                                              ---------
                                                                331,148

    Notes receivable from related parties                        68,237
    Certificates of deposits, restricted                        142,771
    Deposits                                                    140,166
    Other assets                                                 19,243
                                                              ---------
              Total assets                                 $  3,354,840
                                                              =========

            Liabilities and Stockholders' Equity

    Current liabilities:
         Accounts payable                                     1,052,909
         Accrued liabilities                                    109,654
                                                              ---------
              Total current liabilities                       1,162,563
                                                              ---------

    Stockholders' equity:
         Preferred stock, Series A 9%
           Cumulative Convertible, $.001 par
           value per share; aggregate involuntary                   390
           liquidation preference of $2,141,627
           ($5.50 share), 5,000,000 shares
           authorized, 389,600 shares issued and
           outstanding
         Preferred stock, Series B Convertible,
           $.001 par value per share;                                 7
           aggregate involuntary liquidation
           preference of $7,369,000 ($1,000.00
           share), 10,000 shares authorized,
           7,369 shares issued and outstanding
         Preferred stock, Series C Convertible,
           $.001 par value per share; aggregate
           involuntary liquidation preference of
           $4,500,000 ($1,000.00 share), 5,000
           shares authorized, 4,500 shares issued
           and outstanding                                            5
         Common stock, $.001 par value, 25,000,000
           shares authorized, 5,168,808 shares issued
           and outstanding                                        5,168
         Additional paid-in capital                          12,711,903
         Accumulated deficit                                (10,525,196)
              Total stockholders' equity                      2,192,277

              Total liabilities and                        $  3,354,840
              stockholders' equity


   See accompanying notes to financial statements.

                                ITEM 1 CONTINUED
                          GOLF TECHNOLOGY HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three months ended          Six months ended
                                   June 30,                   June 30,
                               1997         1996           1997         1996
                                  (Unaudited)                 (Unaudited)

    Net Sales             $  1,201,523   1,972,591    $  2,886,443   2,511,151
    Cost of sales              587,659     717,945       1,341,053     905,117
                            ----------  ----------      ----------  ----------

         Gross profit          613,864   1,254,646       1,545,390   1,606,034

    Selling and marketing
      expenses                 846,744     713,404       1,468,276   1,305,177

    General and adminis-
      trative expenses         634,385     446,046         954,841     971,362

    Research and develop-
      ment costs                 8,872      38,044           8,872     182,969
                            ----------   ---------      ----------  ----------

         Operating income
           (loss)             (876,137)     57,152        (886,599)   (853,474)
                            ----------   ---------      ----------  ----------

    Other income (expense):
         Royalty Income         18,361      17,345          68,361      29,855
         Other, net             22,489       2,259          22,519       8,328
                            ----------   ---------      ----------  ----------
                                40,850      19,604          90,880      38,183

           Net income
           (loss) before
           income taxes       (835,287)     76,756        (795,719)   (815,291)

    Income taxes                    --          --              --          --
                            ----------   ---------      ----------  ----------
         Net income (loss)    (835,287)     76,756        (795,719)   (815,291)

    Preferred stock
      cumulative dividends     (43,710)    (43,710)        (87,172)    (87,172)
                            ----------   ---------      ----------  ----------
    Deemed dividend on
      preferred stock
      (note 5)                      --          --      (2,250,000)         --
                            ----------   ---------      ----------  ----------
    Net income (loss)
      for common stock-
      holders             $   (878,997)     33,046     $(3,132,891)   (902,463)
                            ==========   =========      ==========  ==========

    Net income (loss)
      per average out-
      standing common
      share:
       Primary:
         Net income
          (loss)          $      (0.08)       0.01     $     (0.28)      (0.23)
                            ==========   =========      ==========  ==========
         Weighted
          average
          shares
          outstanding       11,685,266   6,206,109      11,347,960   3,898,107
                            ==========   =========      ==========  ==========

       Fully Diluted:
         Net income
          (loss)          $      (0.08)       0.01     $     (0.28)      (0.23)
                            ==========   =========       =========  ==========
         Weighted
          average
          shares
          outstanding       11,685,266   6,214,502     $11,347,960   3,898,107
                            ==========   =========      ==========  ==========


   See accompanying notes to financial statements.

                                ITEM 1 CONTINUED
                          GOLF TECHNOLOGY HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                       1997            1996
                                                            (unaudited)
    Cash flows from operating
    activities:
         Net loss                                 $  (795,719)       (815,291)
         Adjustments to reconcile
          net loss to net cash used
          in operating activities:
            Depreciation and amortization              34,025          47,626

             Changes in operating
               assets and liabilities:
              Accounts receivable                    (904,135)     (1,333,117)
              Inventories                             183,109        (632,728)
              Equipment for sale                      275,000              --
              Prepaid Inventory                        86,026              --
              Prepaid and other assets                (18,176)       (145,665)
              Deposits and other assets                 3,571        (239,449)
              Accounts payable and accrued
               liabilities                           (852,592)       (327,957)
                                                   ----------      ----------
                   Net cash used in
                    operating activities           (1,988,891)     (3,446,581)
                                                   ----------      ----------

    Cash flows from investing activities:
         Investment in certificates
          of deposit, restricted                      (20,000)       (135,388)
         Notes receivable from
          related parties                               2,500          (7,235)
         Capital expenditures                        (128,007)       (342,101)
                                                   ----------      ----------
                   Net cash used in
                   investing activities              (145,507)       (484,724)
                                                   ----------      ----------

    Cash flows from financing activities:
         Repayment of notes payable                  (737,500)       (137,500)
         Net proceeds from issuance of
          preferred and common stock                2,859,540       6,036,427
                                                   ----------      ----------
              Net cash provided by
               financing activities                 2,122,040       5,898,927
                                                   ----------      ----------

              Net increase (decrease)
               in cash                                (12,358)      1,967,622

         Cash balance, beginning of
           period                                      60,106          25,910
                                                   ----------      ----------

         Cash balance, end of period             $     47,748       1,993,532
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

        3. Liquidity and Capital Resources. The Company has financed its operations and investment in assets principally through the sale of equity securities. Current operating losses cause concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. Management projects that the Company will improve its results of operations during the remainder of 1997 based on current sales orders and expense levels. In particular, the delivery of pre-booked orders of new Snake Eyes iron sets will substantially contribute to the realization of improved results of operations. However, it is not certain that the Company will be able to realize management's sales projections.

        Based on communications with current and prospective investors, the Company believes that it will be able to raise sufficient capital, which together with projected cash flow from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, the Company's ability to raise capital is uncertain.

        4. Earnings Per Share. For the three and six month periods ended June 30, 1997 and 1996, the loss per share, assuming full dilution, are considered to be the same as primary since the effect of the common stock equivalents would be anti-dilutive.

        5. Series C Preferred Stock. On January 27, 1997, the Company issued 4,500 shares of its Series C 3.33% Convertible Preferred Stock, $1,000 face value ($4,500,000) and warrants valued at $750,000 to purchase 501,724 shares of Common Stock of the Company at prices ranging from $3.00 - $3.625 per share and exercisable starting January 27, 1997 through December 31, 2002, for proceeds of $2,900,000, net of legal fees of $100,000. The stock was issued in two separate parcels of 1,875 and 2,625 shares to two existing common shareholders of the Company. The holders of the issued stock shall be beneficially entitled similar to that of the Series B preferred shareholders. Series C Preferred Stock dividends are payable annually in arrears, at the option of the Company in cash or additional shares of Series C Preferred Stock. No dividends shall be declared and paid on the Series C Preferred Stock (other than dividends payable solely in shares of Series C Preferred Stock) unless all accrued but unpaid dividends on the Company's existing Series A Preferred Stock have been declared and paid in cash. Such dividends are not cumulative. If all shares of Series C Preferred Stock have not been converted into common stock by December 31, 1997, such dividends shall begin to accumulate on all shares of Series C Preferred Stock which remain outstanding at such time.

        Upon liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock are entitled to receive liquidation distributions equivalent to $1,000 per share before any distribution to holders of Common Stock. The liquidation preference of the Series C Preferred Stock shall be junior in right of payment to the liquidation preference of the Company's existing class of Series A Preferred Stock and shall be on a pari passu basis with the right of payment to the liquidation preference of the Company's existing class of Series B Preferred Stock. The Series C Preferred Stock is convertible at any time commencing forty-five days after the last day on which there is an original issuance of the Series C Preferred Stock. The conversion price equals the lesser of the average closing bid for the five days prior to conversion or $2.25. Each share of Series C Preferred Stock outstanding on June 30, 2002 shall be considered converted to common stock at the conversion price then in effect.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis of financial condition and results of operations addresses the performance of the Company for the three and six month periods ended June 30, 1997 and 1996 (unaudited) and should be read in conjunction with the Company's Financial Statements (including the notes thereto) appearing elsewhere in this document.

        Sales of the Snake Eyes Driver has not, to date, met management's expectations. The Company will continue to promote and market the Snake Eyes Driver in order to maximize the market potential of this product.

        The Company has completed its first full set of irons, the MB-Series. These muscle-backed forged irons are being forged by the internationally recognized company Smith & Wesson. Smith & Wesson is widely recognized as a forging and industrial metallurgy leader. Smith & Wesson has been in business for over 145 years. The Company has pre-booked sales orders in excess of $3,000,000 for delivery of irons sets. The Company expects order levels to grow substantially through the fall buying season. A substantial portion of these orders should be delivered by the end of fiscal year 1997.

   For the Six Months Ended June 30, 1997

        The Company's net sales (unaudited) for the six month period ending June 30, 1997 and 1996 were $2,886,443 and $2,511,151, respectively.
   Management attributes the increase in sales for the six months ended June 30, 1997 to expansion of the Company's product line, spring promotions and the increase in product availability.

        The Company's gross profit (and gross profit margin) for the six months ended June 30, 1997 was $1,545,390 (54%) compared to $1,606,034
   (64%) for the six months ended June 30, 1996. The decrease in reported gross profit and gross profit percentage is due to reduced pricing on limited sales of promotional inventory.

        Operations resulted in net losses of $886,599 and $853,474 for the six months ended June 30, 1997 and June 30, 1996, respectively. The operating loss incurred during the six months ended June 30, 1997 was attributed to a combination of advertising and promotional expenses related to driver sales coupled with driver sales, to date, not meeting expectations.

        Selling and marketing expenses of $1,468,276 reported for the six months ended June 30, 1997 reflect a marketing plan that includes media and print advertising primarily to support wedge sales, driver sales, targeted marketing promotions and professional tour player promotions. Included in the amount reported above is $378,000 relative to professional tour player related costs. These costs include professional tour players' contract expenses for approximately thirteen PGA, Senior PGA, and NIKE Tours Players.

        Other Income reported for the six months ended June 30, 1997 includes $68,361 of royalty income attributed to sales of Snake Eyes soft goods by Michael Thomas Ltd. d/b/a Snake Eyes Apparel Group.

        The Company's accounts receivable (net), balance of $1,431,284 as of June 30, 1997 compared to $527,149 as of December 31, 1996, reflects the impact of sales during the period.

   For the Three Months Ended June 30, 1997

        The Company's net sales (unaudited) for the three month period ending June 30, 1997 and 1996 were $1,201,523 and $1,972,591, respectively.
   Management attributes the decrease in sales for the three months ended June 30, 1997 compared to the same period in 1996 to the fact that second quarter 1996 sales were inflated due to lack of product availability in the last half of 1995 and the first quarter of 1996. The resulting delay of product delivery was substantially "caught up" during the quarter ended June 30, 1996.

        The Company's gross profit (and gross profit margin) for the three months ended June 30, 1997 was $613,864(51%) compared to $1,254,646(64%)
   for the three months ended June 30, 1996. The decrease in reported gross profit is relative to the decrease in sales as discussed above. The decrease in gross profit percentage is due to reduced pricing on limited sales of promotional inventory.

        Operations resulted in net loss of $876,137 and net income of $57,152 for the three months ended June 30, 1997 and June 30, 1996, respectively. The operating loss incurred during the three months ended June 30, 1997 was attributed to a combination of advertising and promotional expenses related to wedge and driver sales coupled with driver sales, to date, not meeting expectations. Additionally, the Company incurred increased general and administrative expenses incurred to support the Company's capacity to grow.

        Selling and marketing expenses of $846,744 reported for the three months ended June 30, 1997 reflect a marketing plan that includes substantial media and print advertising related primarily to support sales of the Snake Eyes Driver, targeted marketing promotions and professional tour player promotions. Included in the amount reported above is $177,000 relative to professional tour player related costs. These costs include professional tour players' contract expenses for approximately thirteen PGA, Senior PGA, and NIKE Tours Players.

        General and administrative expenses of $634,385 reported for the three months ended June 30, 1997 reflect increased spending incurred to support the Company's capacity to grow. Included in the total general and administrative expenses were salaries and related expenses of $251,000, insurance expenses of $107,000, travel related expenses of $82,000, leasing related costs of $57,000 and operating tax expenses of $41,000.

   Liquidity and Capital Resources

        The Company has financed its operations and investment in assets principally through the sale of equity securities. Current operating losses cause concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. Management projects that the Company will improve its results of operations during the remainder of 1997 based on current sales orders and expense levels. In particular, the delivery of pre-booked sales orders of new Snake Eyes iron sets will substantially contribute to the realization of improved results of operations. However, it is not certain that the Company will be able to realize management's sales projections.

        Based on communications with current and prospective investors, the Company believes that it will be able to raise sufficient capital, which together with projected cash flows from operations, will be sufficient to meet the Company's working capital needs for at least the next two years. However, the Company's ability to raise further capital is uncertain.


                   PART II.  OTHER INFORMATION AND SIGNATURES

   Item 3.  Defaults Upon Senior Securities

        The Company has Series A Cumulative Preferred Stock dividends in arrears of $324,400 as of June 30, 1997. To date, the Company has not paid dividends. The arrearage for Series A Cumulative Preferred Stock dividends is $346,000 as of August 14, 1997.


   Item 6.Exhibits and Reports on Form 8-K

   A.   Exhibits:

        27.  Financial Data Schedule

   B.   Reports on Form 8-K:

        None.

                                SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      GOLF TECHNOLOGY HOLDING, INC.



   DATE:  August 14, 1997             By:   /s/ Harold E. Hutchins
                                            Harold E. Hutchins
                                            Chief Operating and
                                              Financial Officer

                       PART III.  INDEX TO EXHIBITS



        Exhibit 27     Financial Data Schedule