Form 10QSB
period 1997-09-30
GOLF TECHNOLOGY HOLDING INC
filed 1997-11-13
CIK 938605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

   (Mark One)
   [X] Quarterly report pursuant Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended September 30, 1997

   [ ] Transition report pursuant Section 13 or 15(d) of the Exchange Act of
       1934

   For the transition period from  _______________ to _______________

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

                        Yes ____            No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: $.001 par value Common Stock - 5,373,808 as of November 14, 1997



                                 Page 1 of 17
                  Exhibit Index begins on sequential Page 18

                          GOLF TECHNOLOGY HOLDING, INC.

                                     INDEX


                                                                         Page
                                                                       Number
                         PART I - FINANCIAL INFORMATION


   Item 1.   Financial Statements

               Balance Sheet as of September 30, 1997  . . . . . . . . .    3

               Statements of Operations for the three month and nine
                 month periods ended September 30, 1997 and 1996 . . . .    4

               Statements of Cash Flows for the nine-month periods
                 ended September 30, 1997 and 1996 . . . . . . . . . . .    5

               Notes to Financial Statements . . . . . . . . . . . . . .    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . .    8


                   PART II - OTHER INFORMATION AND SIGNATURES

   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . .   13

   Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   13

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


                       PART III   INDEX TO EXHIBITS

   Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                       PART I - FINANCIAL INFORMATION

                                 ITEM 1
                       GOLF TECHNOLOGY HOLDING, INC.

                              Balance Sheet
                               (Unaudited)



                                                              September 30,
       Assets                                                     1997
                                                               (Unaudited)
   Current assets:
     Cash ...............................................     $       75,420
     Accounts receivable, net of allowance of $330,919...            806,451

     Inventories.........................................            714,807
     Prepaid Inventory...................................            102,284
     Equipment for sale..................................                  0
     Prepaid Expenses....................................            210,609
     Other current assets................................             70,946
                                                                 -----------
                 Total current assets....................          1,980,517
                                                                 -----------

   Property and equipment, at cost:
     Furniture and fixtures..............................             72,334
     Machinery and equipment.............................            462,425
     Leasehold improvements..............................             11,885
                                                                 -----------
                                                                     546,644
     Less accumulated depreciation.......................           (192,323)
                                                                 -----------
                                                                     354,321

   Notes receivable from related parties.................             70,737
   Certificates of deposits, restricted..................            113,284
   Deposits..............................................             98,824
   Other assets..........................................             19,242
                                                                 -----------
              Total assets...............................     $    2,636,925
                                                                 ===========

     Liabilities and Stockholders' Equity

   Current liabilities:
     Accounts payable....................................          1,422,322
     Notes payable to related parties....................                  0
     Accrued liabilities.................................             60,300
                                                                 -----------
              Total current liabilities..................          1,482,622
                                                                 -----------

   Stockholders' equity:
     Preferred stock, Series A 9% Cumulative Convertible,
       $.001 par value per share; aggregate involuntary
       liquidation preference of $2,362,927 ($6.07 share),
       5,000,000 shares authorized, 389,600 shares issued
       and outstanding...................................                390
     Preferred stock, Series B Convertible,
       $.001 par value per share; aggregate involuntary
       liquidation preference of $7,369,000 ($1,000.00
       share), 10,000 shares authorized, 7,369 shares
       issued and outstanding............................                  7
     Preferred stock, Series C Convertible,
       $.001 par value per share; aggregate involuntary
       liquidation preference of $4,500,000 ($1,000.00
       share), 5,000 shares authorized, 4,500 shares
       issued and outstanding............................                  5
     Common stock, $.001 par value, 25,000,000 shares
       authorized, 5,463,808 shares issued and
       outstanding.......................................              5,464
     Additional paid-in capital..........................         13,164,481
     Accumulated deficit.................................        (12,016,044)
                                                                 -----------
              Total stockholders' equity.................          1,154,303
                                                                 -----------


              Total liabilities and stockholders' equity      $    2,636,925
                                                                 ===========

   See accompanying notes to financial statements.

                               ITEM 1 CONTINUED
                          GOLF TECHNOLOGY HOLDING, INC.

                            Statements of Operations
                                 (Unaudited)

                                               Three months ended                     Nine months ended
                                                  September 30,                         September 30,
                                               1997           1996                  1997             1996
                                                   (Unaudited)                          (Unaudited)


   Net Sales...........................   $    491,966        767,158           $  3,379,943        3,308,164
   Cost of sales.......................        359,288        447,917              1,701,640        1,353,034
                                            ----------     ----------             ----------       ----------
      Gross profit.....................        132,678        319,241              1,678,303        1,955,130


   Selling and marketing expenses......        835,601      1,493,439              2,303,878        2,798,616
   General and administrative expenses.        756,395        644,903              1,714,547        1,616,265
   Research and development costs......         87,711         21,980                 93,148          204,949
                                            ----------     ----------             ----------       ----------

      Operating income (loss)..........     (1,547,029)    (1,841,081)            (2,433,270)      (2,664,700)
                                            ----------     ----------             ----------       ----------

   Other income (expense):
      Royalty Income...................         33,002         21,000                101,363           53,033
      Other, net.......................         18,467         13,992                 45,530           (9,713)
                                            ----------     ----------             ----------       ----------
                                                51,469         34,992                146,893           43,320

          Net income (loss) before
            income taxes...............     (1,495,560)    (1,806,089)            (2,286,377)      (2,621,380)

   Income taxes                                  -              -                      -                -
                                            ----------     ----------             ----------       ----------

          Net income (loss)............     (1,495,560)    (1,806,089)            (2,286,377)      (2,621,380)

   Preferred stock cumulative dividends        (43,230)       (43,710)              (129,689)        (130,882)

   Deemed Dividend on preferred stock            -              -                 (2,250,000)           -
                                            ----------     ----------             ----------       ----------

   Net income (loss) for common
     stockholders......................   $ (1,538,790)    (1,849,799)          $ (4,666,066)      (2,752,262)
                                            ==========     ==========             ==========       ==========

   Net income (loss) per average
     outstanding common share..........          (0.29)         (0.44)                 (0.95)           (0.68)

   Weighted average shares outstanding       5,316,308      4,187,731              4,906,942        4,051,482
                                            ==========     ==========             ==========       ==========

   See accompanying notes to financial statements.

                                 ITEM 1 CONTINUED
                           GOLF TECHNOLOGY HOLDING, INC.

                             Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine months ended
                                                                      September 30,
                                                                  1997              1996
                                                                      (unaudited)

   Cash flows from operating activities:
      Net loss..........................................     $ (2,286,377)       (2,621,380)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization...............           51,725           103,123

            Changes in operating assets and liabilities:
                Accounts receivable.....................         (279,302)       (1,223,644)
                Inventories.............................          347,008        (1,116,133)
                Equipment for sale......................          275,000             -
                Prepaid Inventory.......................           69,480             -
                Prepaid and other assets................          (89,932)         (104,995)
                Deposits and other assets...............           44,914          (114,055)
                Accounts payable and accrued liabilities         (532,532)          205,747
                                                               ----------        ----------
                   Net cash used in operating activities       (2,400,016)       (4,871,337)
                                                               ----------        ----------

   Cash flows from investing activities:
      Investment in certificates of deposit, restricted             9,487          (135,388)
      Notes receivable from related parties.............            -                (7,235)
      Capital expenditures..............................         (168,880)         (719,133)
                                                               ----------        ----------
                   Net cash used in investing activities         (159,393)         (861,756)
                                                               ----------        ----------

   Cash flows from financing activities:
      Repayment of notes payable........................         (737,500)         (135,916)
      Net proceeds from issuance of preferred and
        common stock....................................        3,312,223         5,956,427
                                                               ----------        ----------
                   Net cash provided by financing
                     activities.........................        2,574,723         5,820,511
                                                               ----------        ----------

                   Net increase (decrease) in cash......           15,314            87,418

      Cash balance, beginning of period.................           60,106            25,910
                                                               ----------        ----------

      Cash balance, end of period.......................     $     75,420           113,328
                                                               ==========        ==========

   See accompanying notes to financial statements.

        1. The Company. Golf Technology Holding, Inc. (the "Company") designs, manufactures and markets Snake Eyes/R/ golf clubs. Snake Eyes/R/ are pro-line brand golf equipment marketed to the premium buying segment of the golf equipment retail market.

        2. Basis of Presentation and Summary of Significant Accounting Policies. The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-KSB. In the opinion of the management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of Golf Technology Holding Inc. as of September 30, 1997; (2) the results of its operations and its cash flows for the nine months ended September 30, 1997 and 1996; and (3) the results of its operations for the three months ended September 30, 1997 and 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

   Reference is also made to the Company's annual report on Form 10-KSB for the year ended December 31, 1996, for a discussion of the Company's significant accounting policies.

   3. Earnings Per Share. In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (SFAS 128)", which simplifies the standards for computing Earnings Per Share (EPS). SFAS 128 replaces standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB. 15) SFAS 128 requires dual presentation of Basic EPS (which replaces APB. 15 Primary EPS) and Diluted EPS on the face of the income statement. SFAS 128 will be effective for the 1997 Annual Report, however, earlier application is not permitted. Due to the losses sustained by the Company (which make common stock equivalents anti-dilutive), SFAS 128 will not have any impact on current year or retroactive EPS calculations.

   The computation of the net loss per common share and common share equivalent is based on the weighted average number of common shares outstanding for the period. The convertible preferred stock, stock options and warrants were not considered in the calculation since their inclusion would be anti-dilutive.

   4. Liquidity and Capital Resources. On September 30, 1997 the Company completed the first closing in connection with the offering of up to a maximum of two million units of securities of the Company. Each unit is comprised of one share of common stock, par value $.001 per share of the Company and one warrant to purchase one share of the Common Stock. The Warrant is exercisable for a period of five years after its issuance at an exercise price of $2.00 per share. J. Robbins Securities, L.L.C., a New York limited liability company and registered broker-dealer is acting as the placement agent in conjunction with the Offering. The placement agent will be granted five-year warrants to purchase units equal to 10% of the units sold in the placement at an exercise price of $2.40 per unit. As of September 30, 1997, the Company has closed on 295,000 units at $2.10 per unit, for proceeds of $455,846, net of broker's fees of $62,607. As of November 14, 1997, the Company has closed on 455,000 units at $2.10 per unit, for proceeds of $814,716, net of broker's fees of $140,784.

   The Company has financed its operations and investment in assets principally through the sale of equity securities. Current operating losses cause concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. Management projects that the Company will improve its results of operations during fourth quarter of 1997 based on current sales orders and expense levels. In particular, management believes that the delivery of new Snake Eyes iron sets will contribute to the realization of improved results of operations. However, it is not certain that the Company will be able to realize management's sales projections.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, from those anticipated.
   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors, which affect the Company's business.

   Certain Factors Affecting Golf Technology Holding, Inc.

   Growth in Sales: The Company believes the current growth rate in the golf equipment industry will continue. No assurances can be given that the demand for the Company's existing products or the introduction of new products will permit the Company to experience historical growth or realize profit margins.

   Seasonality: In the golf equipment industry, sales to retailers tend to be seasonal due to lower demand in cold weather months that occur during the fourth and first quarters. Although the timing of new product introductions may mitigate the impact of seasonality on the Company's operating results, the Company continues to be impacted by seasonal buying trends.

   Discretionary Consumer Spending: Sales of golf equipment have historically been dependent on discretionary consumer spending, which may be affected by general economic conditions. A decrease in consumer spending on golf equipment would have material adverse effect on the Company's business and operating results.

   Sources of Supply: The Company relies on a limited number of suppliers for materials. While management believes that alternative sources of supplies either exist or could be developed, in the event that it should lose its present sources of supply for these materials and components, or experience delays in receiving delivery from such sources, the Company would sustain at least temporary shortages of materials and components, which could have a material adverse effect on the Company's results of operations.

        The following management's discussion and analysis of financial condition and results of operations addresses the performance of the Company for the three and nine month periods ended September 30, 1997 and 1996 (unaudited) and should be read in conjunction with the Company's Financial Statements (including the notes thereto) appearing elsewhere in this document.

   The Company has completed its first full set of irons, the MB-1 Series. The internationally recognized company Smith & Wesson is forging these muscle-backed forged irons. Smith & Wesson is widely recognized as a forging and industrial metallurgy leader. Smith & Wesson has been in business for over 145 years. Initial response from retailer buyers has been favorable. The Company is in the process of delivering sales orders in excess of $3,000,000 for sets of irons. A substantial portion of these orders should be delivered by the end of fiscal year 1997. The Company expects order levels to grow through the fourth quarter.

   Sales of the Snake Eyes Driver have not, to date, met management's expectations. The Company will continue to promote and market this product including the implementation of various pricing and promotional strategies intended to maximize the market potential of this product.

   The Company is currently exploring through research and development further expansion of its golf equipment product line.

   Results of Operations

   For the Nine Months Ended September 30, 1997

        The Company's net sales (unaudited) for the nine month period ending September 30, 1997 and 1996 were $3,379,943 and $3,308,164, respectively.
   The Company's gross profit (and gross profit margin) for the nine months ended September 30, 1997 was $1,678,303 (50%) compared to $1,955,130 (59%)
   for the six months ended September 30, 1996. The decrease in reported gross profit and gross profit percentage is due to reduced pricing on limited sales of promotional inventory. Further, the Company is adopting pricing strategies that will allow it to grow sales volume and overall market share.

   Operations resulted in net losses of $2,433,270 and $2,664,700 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The operating loss incurred during the nine months ended September 30, 1997 was attributed to a combination of research and development for new products and substantial advertising and promotional expenses related to driver sales coupled with driver sales, to date, not meeting expectations.

   Selling and marketing expenses of $2,303,878 reported for the nine months ended September 30, 1997 reflect a marketing plan that includes media and print advertising primarily to support wedge sales, driver sales, targeted marketing promotions and professional tour player promotions. Included in the amount reported above is $455,000 relative to professional tour player related costs. These costs include professional tour players' contract expenses for approximately thirteen PGA, Senior PGA, and NIKE Tours Players.

   For the Three Months Ended September 30, 1997

        The Company's net sales (unaudited) for the three month period ending September 30, 1997 and 1996 were $491,966 and $767,158, respectively. Management attributes the decrease in sales for the three months ended September 30, 1997 compared to the same period in 1996 to the timing of the Company's production capabilities and related delivery of open sales orders.

   The Company's gross profit (and gross profit margin) for the three months ended September 30, 1997 was $132,678 (27%) compared to $319,241 (42%) for the three months ended September 30, 1996. The decrease in reported gross profit is relative to the decrease in sales as discussed above. The decrease in gross profit percentage is due to recognition of allocated overhead to cost of sales relative to level of sales during the period.

   Operations resulted in net losses of $1,547,029 and $1,841,081 for the three months ended September 30, 1997 and September 30, 1996, respectively. The operating loss incurred during the three months ended September 30, 1997 was attributed to a combination of advertising and promotional expenses related to wedge and driver sales coupled with driver sales, to date, not meeting expectations. Additionally, the Company incurred general and administrative expenses to support the Company's capacity to grow.

   Selling and marketing expenses of $835,601 reported for the three months ended September 30, 1997 reflect a marketing plan that includes substantial media and print advertising related primarily to support sales of the Snake Eyes Driver, targeted marketing promotions including industry trade shows and professional tour player promotions. Included in the amount reported above is $170,500 relative to professional tour player related costs. These costs include professional tour players' contract expenses for approximately thirteen PGA, Senior PGA, and NIKE Tours Players.

   General and administrative expenses of $756,395 reported for the three months ended September 30, 1997 reflect spending incurred to support the Company's capacity to grow. Included in the total general and administrative expenses were salaries and related expenses of $263,000 and bad debts expense of $200,000, a substantial portion of which relates to an allowance for an uncollectible account of a foreign distributor.


   Liquidity and Capital Resources

        On September 30, 1997 the Company completed the first closing in connection with the offering of up to a maximum of two million units of securities of the Company. Each unit is comprised of one share of common stock, par value $.001 per share of the Company and one warrant to purchase one share of the Common Stock. The Warrant is exercisable for a period of five years after its issuance at an exercise price of $2.00 per share. J. Robbins Securities, L.L.C., a New York limited liability company and registered broker-dealer is acting as the placement agent in conjunction with the Offering. The placement agent will be granted five-year warrants to purchase units equal to 10% of the units sold in the placement at an exercise price of $2.40 per unit. As of September 30, 1997, the Company has closed on 295,000 units at $2.10 per unit, for proceeds of $455,846, net of broker's fees of $62,607. As of November 14, 1997, the Company has closed on 455,000 units at $2.10 per unit, for proceeds of $814,716, net of broker's fees of $140,784.

   The Company has financed its operations and investment in assets principally through the sale of equity securities. Current operating losses cause concerns about the Company's liquidity and its ability to continue operations at current levels and expand its product lines. Management projects that the Company will improve its results of operations during fourth quarter of 1997 based on current sales orders and expense levels. In particular, management believes that the delivery of new Snake Eyes iron sets will contribute to the realization of improved results of operations. However, it is not certain that the Company will be able to realize management's sales projections.

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

                PART II.  OTHER INFORMATION AND SIGNATURES

   Item 2.  Changes in Securities and Use of Proceeds

        On September 30, 1997 the Company completed the first closing in connection with the private placement of up to a maximum of two million units of securities of the Company. Each unit is comprised of one share of common stock, par value $.001 per share of the Company and one warrant to purchase one share of the Common Stock. The Warrant is exercisable for a period of five years after its issuance at an exercise price of $2.00 per share. J. Robbins Securities, L.L.C., a New York limited liability company and registered broker-dealer is acting as the placement agent in conjunction with the Offering. The placement agent will be granted five-year warrants to purchase units equal to 10% of the units sold in the placement at an exercise price of $2.40 per unit. As of September 30, 1997, the Company has closed on 295,000 units at $2.10 per unit, for proceeds of $455,846, net of broker's fees of $62,607. As of November 14, 1997, the Company has closed on 455,000 units at $2.10 per unit, for proceeds of $814,716, net of broker's fees of $140,784. The offer and sale of units was made in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there-under, and was restricted to accredited investors as defined in Regulation D.


   Item 3.  Defaults Upon Senior Securities

        The Company has Series A Cumulative Preferred Stock dividends in arrears of $368,563 as of September 30, 1997. To date, the Company has not paid dividends. The arrearage for Series A Cumulative Preferred Stock dividends is $390,177 as of November 14, 1997.


   Item 6.  Exhibits and Reports on Form 8-K

   A.   Exhibits:

        11.  Computation of Earnings Per Share

        27.  Financial Data Schedule

   B.   Reports on Form 8-K:

        REPORT DATED AUGUST 28, 1997 FILED WITH THE SECURITIES AND EXCHANGE
        COMMISSION ON OCTOBER 1, 1997:   Mr. Vadersen, in accordance with
        his wishes to be relieved of the day to day responsibilities from serving as Chief Executive Officer and President while continuing in his capacity as Chairman of the Board and Treasurer of the Company, has tendered his resignation as Chief Executive Officer and President of the Company to the Board of Directors of the Company. The Board of Directors accepted such resignation of Mr. Vadersen and elected Mr. Hutchins President of the Company. Mr. Hutchins will also continue in his other positions as Chief Operating Officer, Chief Financial Officer, and Secretary of the Company.

        REPORT DATED SEPTEMBER 30, 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 1997: On September 30, 1997 Golf Technology Holding, Inc. (the Registrant) completed the first closing in connection with the offering (the Offering) by Golf Technology Holding, Inc., an Idaho Corporation (the Company) of up to a maximum of two million (2,000,000) units (the Units) of securities of the Company. Each unit (Unit) is comprised of one (1) share of common stock, par value $.001 per share (the Common Stock), of the Company and one (1) warrant (the Warrant) to purchase one (1) share of the Common Stock. The Warrant is exercisable for a period of five (5) years after its issuance at an exercise price of $2.00 per share. J. Robbins Securities, L.L.C., a New York limited liability company and registered broker-dealer is acting as the placement agent (the Placement Agent) in conjunction with the Offering. The first closing involved the sale of 295,000 Units sold at $2.10 per Unit and the Company and Placement Agent will jointly determine when and if additional closings will occur.

                                  SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  GOLF TECHNOLOGY HOLDING, INC.



   DATE:  November 14, 1997       By:   /s/ Harold E. Hutchins
                                        Harole E. Hutchins
                                        President (Chief Financial Officer)

                          PART III.  INDEX TO EXHIBITS



        Exhibit 11     Computation of Earnings Per Share

        Exhibit 27     Financial Data Schedule